Form 10-K
period 1996-12-31
SKYMALL INC
filed 1997-03-31
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                        Commission File Number 000-21657


                                  SKYMALL, INC.
             (Exact name of Registrant as specified in its charter)

           Nevada                                                86-0651100
           ------                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  1520 East Pima Street, Phoenix, Arizona 85034
                  ---------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (602) 254-9777
                                                  -----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
          Title of each class                               registered
     ------------------------------               ------------------------------

                None
     ------------------------------               ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, .001 par value
                          ----------------------------
                                (Title of class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           On March 17, 1997, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $26,238,098. The aggregate market value was based on the closing price of Common Stock as reported by the Nasdaq National Market.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

           Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           At March 17, 1997, the number of shares of Common Stock outstanding was 8,654,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The  Registrant's  Information  Statement  for its  Annual  Meeting  of
Shareholders, to be held on May 15, 1997, which will be filed pursuant to regulation 14C within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this report, but only to the extent indicated therein.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
         Item 1.  Business................................................   1
         Item 2.  Properties..............................................  10
         Item 3.  Legal Proceedings.......................................  11
         Item 4.  Submission of Matters to a Vote of Security Holders.....  11


PART II
         Item 5.  Market for the Registrant's Common Stock and Related
                       Stockholder Matters................................  11
         Item 6.  Selected Financial Data.................................  11
         Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................  12
         Item 8.  Financial Statements and Supplementary Data............. F-1
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................  37


PART III
         Item 10. Directors and Executive Officers of the Registrant......  37
         Item 11. Executive Compensation..................................  37
         Item 12. Security Ownership of Certain Beneficial Owners
                       and Management.....................................  37
         Item 13. Certain Relationships and Related Transactions..........  37


PART IV
         Item 14. Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K.......................  37

SIGNATURES................................................................ S-1

ITEM 1.   BUSINESS

GENERAL

        SkyMall is the largest in-flight catalog company in the United States that makes high-quality products and services available to more than 375.0 million airline passengers per year. The Company markets and sells a broad selection of premium merchandise provided by participating merchants, including major catalog companies and specialty retailers, such as Disney, Hammacher Schlemmer and The Sharper Image. The merchandise of each participating merchant is presented in a separate section of the SkyMall catalog to allow browsing from "store to store," providing the convenience and variety of an upscale shopping mall environment. Substantially all of the merchandise sold by the Company is shipped directly to customers by participating merchants, thus avoiding significant inventory risk. The Company has exclusive agreements to place its catalogs in aircraft seat pockets on 15 airlines, which carried approximately 70% of all domestic passengers in 1996, including America West, Continental, Delta, Southwest, TWA, United and US Airways. As a result, the Company believes that the SkyMall catalog is available to over 1.0 million domestic airline passengers each day. SkyMall has experienced substantial growth since the Company began operations in 1990. Total revenues have increased from approximately $5.4 million in fiscal 1991 to approximately $43.7 million in fiscal 1996, for a compound annual growth rate of 52%. The Company's revenue per passenger enplanement on flights carrying the SkyMall catalog has increased from approximately $0.038 in 1991 to approximately $0.093 for the year ended December 31, 1996, for a compound annual growth rate of 20%.

        BUSINESS STRATEGY. The Company's foundation is built on its relationships with its customers, airline partners and participating merchants. The Company's customers enjoy the convenience of being able to shop for a wide variety of innovative products while traveling. The Company offers a fair price guarantee under which the Company will refund the price difference if the customer finds the same item advertised elsewhere at a lower price. In order to enhance the ongoing appeal of its product offerings, the Company produces four new catalogs per year. The Company maintains a toll free 24-hour telephone ordering service (from air and ground phones) and an in-house staff of customer service representatives who are trained to provide exemplary service in order to build strong customer loyalty and increase revenue from repeat and referral business.

        In exchange for placement of its catalogs in aircraft seat pockets, the Company pays each airline partner a monthly commission based on net merchandise revenues generated by the Company from sales to that airline's passengers. Some of the Company's airline agreements also require payment of minimum monthly fees. The Company's airline partners benefit from additional revenue and from being able to enhance the in-flight experience of their passengers by providing the Company's catalog as an additional amenity.

        Participating merchants obtain exposure for their products and services to a demographically diverse group of potential customers with strong economic profiles, generate additional revenues and acquire new customers to add to their own proprietary mailing lists. Under contracts with participating merchants, the Company earns percentages of revenues generated by the Company's sales, placement fees for inclusion of the merchants' products in the SkyMall catalog, or a combination thereof. The SkyMall catalog typically features 40 to 60 participating merchants. Participating merchants recently featured in the SkyMall catalog are: Brookstone(R), Compaq Computer, The Disney Catalog, Frontgate(R), Hammacher Schlemmer, Hello Direct(R), Johnston & Murphy, Mattel(R), The Metropolitan Museum of Art, Norm Thompson Solutions(R), Pepperidge Farm(R), The Safety Zone, SelfCare(R), The Sharper Image(R), Successories(R), SyberVision(R), Thomas Cook and The Wine Enthusiast(R).

        GROWTH STRATEGY. The Company's growth strategies are to increase its revenue per passenger enplanement and to increase circulation of the SkyMall catalog. The Company plans to increase its revenue per passenger enplanement through innovative marketing programs, some of which are modeled after successful "duty-free" in-flight sales programs offered on international flights. The Company also plans to expand its distribution to travelers and other potential customers by securing agreements from additional airlines to carry the Company's catalogs, including both domestic and foreign airlines.

        The Company also plans to implement additional distribution channels outside of its airline franchise, including direct marketing "mail-to-home" programs, magazine inserts and catalog placement in hotels, railways, rental cars and other locations where travelers may be reached. SkyMall recently began test marketing the SkyMall concept with its first foreign airline, Japan-based JAL. In addition, in 1994, Amtrak began carrying the Company's catalog on selected routes. The Company is currently employing advanced database management techniques to utilize its rapidly growing customer database of over one million names for the development of direct targeted marketing programs and to generate additional revenues from database list rentals.

MARKET OVERVIEW

        A broad spectrum of companies market their goods and services to airline passengers. Fifty five percent (55%) of people with household incomes in excess of $40,000 per year fly at least once each year, while only 23% of people with household incomes of $40,000 or less travel on airlines. A significant portion of in-flight marketing consists of "direct-response" marketing, where the merchant seeks to entice the passenger to take immediate action in response to viewing the advertisement or marketing materials, such as placing a telephone call to obtain the goods or services offered. By contrast, "image" marketing, which is also conducted in-flight, seeks to build brand awareness and foster a favorable image of products or services and the company offering them. Although the primary goal of the SkyMall catalog is to elicit a direct-response from passengers, merchants that offer goods and services in the SkyMall catalog also build their brand awareness and image.

        Although many products and services are offered to passengers while in-flight through a number of media, the SkyMall catalog is unique in the airline marketing industry because it is the only publication available to passengers on major domestic airlines that is exclusively devoted to catalog shopping. Most airlines provide their passengers with airline-sponsored "in-flight" magazines, which are placed in airline seat pockets along with the SkyMall catalog, as well as other magazines and periodicals. Many of the in-flight magazines contain pages devoted exclusively to marketing products and services. None of these in-flight magazines, however, is devoted solely to shopping.

        Video marketing is also conducted while passengers are in-flight in the form of video promotions played on monitors located at the front of or interspersed throughout passenger cabins and on seatback video displays. Video marketing on the monitors frequently consists of various in-flight programming that is prepared by the airline and sponsored by companies that are targeting the favorable economic profiles of airline passengers. Much of the video advertising included in this programming consists of image marketing; however, some airlines, particularly on longer flights, make video shopping services available to their passengers while in-flight. Seatback video screens that are available to passengers on certain airlines offer movies, information, entertainment and in-flight shopping. The Company believes that the current quality of most seatback video screens does not make them the most effective method of marketing products and services; however, as the quality of seatback video screens improves, more shopping services will likely become available. During 1996, pursuant to various nonexclusive agreements with certain of its airline partners, the Company offered video shopping services on both video monitors and seatback video displays on selected flights. Although video shopping has not historically been a significant source of revenue for the Company, the Company plans to take advantage of new opportunities in this market when appropriate, including opportunities resulting from enhancements in the quality of video monitors and systems. See "-- Growth Strategy."

        On many  international  flights,  airlines  offer  passengers  duty-free products while in-flight through their flight attendants who deliver the merchandise to passengers at the time of purchase. Because airlines carry the merchandise on the plane, the product selections are somewhat limited, consisting principally of spirits, tobacco, perfume and gift items.

        Of the various media employed by merchants to market goods and services to airline passengers, the Company believes that the SkyMall catalog is among the most effective, due in part to the increasing popularity of catalog shopping in general. Over the past 15 years, consumers have increasingly relied on catalogs and direct mail to purchase goods and services. According to the Direct Marketing Association, 43.8% of the adult population in the United States ordered merchandise from catalogs in 1996 generating approximately $46.0 billion in consumer catalog sales. If current trends continue, the Company believes in-flight catalog shopping will gain increasing acceptance by airline passengers, particularly those who appreciate the time-saving convenience of catalog shopping.

CUSTOMER RELATIONSHIPS

        The Company's primary target customers are frequent business travelers with medium-to-high incomes. The Company's targeted customer spends approximately $1,200 annually for merchandise while traveling. According to the Company's market research, passengers who shop from the SkyMall catalog while traveling do so because they have limited time to shop and the SkyMall catalog offers a convenient alternative to shopping in retail stores. In addition, the Company's research indicates that many customer purchases are "impulse"
purchases, as well as purchases for gifts. The key elements of the Company's strategy to cater to the needs of its targeted customers are:

          OFFER PREMIUM MERCHANDISE. The Company offers high-quality merchandise from leading catalog and retail suppliers at competitive prices. The Company maintains close working relationships with participating merchants and carefully studies the buying patterns of its customers to ensure that catalog space is devoted to products and services that have proven appeal to the Company's customers. In order to enhance the ongoing appeal of its product offerings, the Company produces four new catalogs per year.

          OFFER COMPETITIVE PRICING AND A FAIR PRICE GUARANTEE. SkyMall offers its customers the convenience of in-flight shopping at prices that are competitive with those of merchants offering the same or similar products. To emphasize its competitive pricing strategy, SkyMall offers its customers a fair price guarantee under which the Company will refund the price difference to the customer if the customer finds the same item advertised elsewhere at a lower price.

          APPEAL TO A BROAD CONSUMER BASE. Airline travelers represent a diverse cross-section of the public. Accordingly, the Company's catalogs are designed to have a much broader appeal than most catalogs. The Company offers a wide variety of products, including health and beauty aids, children's toys, executive gifts, educational foreign language tapes, gourmet cooking aids, exercise equipment, luggage, travel aids and stylish home accessories. Many of the Company's products are luxury items, which are particularly well-suited to the diverse demographics of airline passengers who have higher than average disposable incomes.

          PROVIDE CUSTOMERS WITH A CONVENIENT ONE-STOP SHOPPING SERVICE. SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise offered by many participating merchants with a single phone call. Although most of the merchandise offered in the SkyMall catalog is available from other catalog and retail companies, each of these companies typically has its own policies with respect to shipping and handling charges, merchandise returns, sales taxes and price guarantees, and each company generally also has different customer service hours and credit and payment policies. In addition, few of these companies offer frequent flier credit for purchases. By compiling the merchandise of its various participating merchants into a single catalog, the Company affords its customers access to more than 1,000 products offered by approximately 40 to 60 participating merchants and the convenience of uniform customer service policies.

          PROVIDE OUTSTANDING CUSTOMER SERVICE AND TOLL-FREE ORDERING. The Company maintains an in-house staff of customer service representatives who are trained to solve customer problems and who are friendly and helpful with customers and knowledgeable about the products sold by the Company. The Company's customer service representatives encourage customers to purchase additional products with each order to increase the Company's average revenue per order. The Company believes that the customer goodwill developed by its customer service representatives builds strong customer loyalty and increases revenue from repeat and referral business. The Company also offers services designed to maximize convenience to the traveler, including 24-hour telephone and facsimile ordering, toll-free ordering from airline seat phones and a 60-day "no questions asked" return or exchange policy.

AIRLINE RELATIONSHIPS

           SkyMall has exclusive relationships with its airline partners, which are a vital component of the Company's business strategy. The SkyMall program offers airlines a low-risk means of incrementally increasing their earnings. Since commencing operations in 1991, the Company has grown from a single airline partner to 15 airline partners, including most of the major domestic airlines. In exchange for placement of its catalogs in aircraft seat pockets, the Company pays each airline partner a monthly commission based on net merchandise revenues generated by the Company from sales to that airline's passengers. Some agreements also require payment of a minimum monthly commission or a boarding cost that reimburses the airline for the increased fuel costs attributable to the weight of the catalogs. For fiscal 1996, minimum monthly commissions and boarding costs paid by the Company to its airline partners totalled $2.5 million. In addition to increasing airline earnings, the Company's airline partners also benefit from being able to enhance the in-flight experience of their passengers by providing the Company's catalog as an additional amenity. SkyMall's agreements with its airline partners generally have a term of at least one year and thereafter are automatically renewable on an annual basis subject to termination on 60 to 180 days' advance notice by either SkyMall or the airline. SkyMall believes its relations with each of its airline partners are good.

           The SkyMall catalog is currently available or will soon become available on all domestic and selected international flights of the following air carriers:

                                    1996 DOMESTIC
                                    ENPLANEMENTS              INITIAL
              CARRIERS(1)          (IN MILLIONS)(2)           CATALOG(3)
              -----------          ----------------           ----------
           Delta                        91.2                  July 1991
           United                       71.1                  June 1992
           US Airways                   55.4                  July 1991
           Southwest                    55.4                  July 1996
           Continental                  32.3                 April 1991
           TWA                          21.5                   Feb 1991
           America West                 17.8                   Feb 1994
           Alaska                       11.8                  July 1991
           Reno Air                      4.9                 April 1997
           Horizon                       3.8                  July 1991
           Atlantic Southeast            3.6                  July 1991
           SkyWest                       2.7                  July 1991
           Sun Country                   2.3                   Jan 1995
           Midway                        1.8                  June 1994
           Frontier                      1.3                  Sept 1995
                                       -----
                      Total            376.9
                                       =====
----------

(1) The Company's catalog carries the SkyMall name on all participating airlines except (a) United, where the Company's catalog carries the name "High Street Emporium" and (b) US Airways, where the Company's catalog begins carrying the name "Selections" effective April 1, 1997.

(2) Source:  United States Department of Transportation.

(3) The Company's catalog has been available on these airlines continuously from the date that the initial catalog was placed on the airline, except for US Airways which suspended carrying the SkyMall catalog on July 1, 1996 but resumed carrying the SkyMall catalog effective November 1, 1996.

        The following airline partners each accounted for in excess of 10% of the Company's net merchandise sales for fiscal 1996:

                                            % OF NET MERCHANDISE SALES
                   NAME OF AIRLINE           THROUGH DECEMBER 31, 1996
                   ---------------           -------------------------
                       United                          28%
                       Delta                           25%
                       Continental                     16%
                       US Airways                      10%
                                                       ---
                                  Total                79%
                                                       ===
MERCHANT RELATIONSHIPS

        MERCHANT AGREEMENTS. The Company enters into agreements with merchants who supply the products and services offered in the Company's catalog. Under its contracts with participating merchants, the Company earns percentages of revenues generated by the Company's sales or placement fees for inclusion of the merchants' products in the SkyMall catalog or a combination thereof. In addition, most participating merchants are required to reimburse the Company for certain paper, printing and distribution costs to the extent they exceed certain budgeted amounts. Participating merchants agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out of stock. Generally, the Company's agreements with participating merchants provide that the prices of products included in the SkyMall catalog will be honored by the merchant for as long as SkyMall receives orders from that edition of the catalog. The agreements typically have an initial term consisting of a single quarterly catalog and thereafter automatically renew for successive catalog editions unless either the Company or the merchant gives 60 days' advance notice of termination. The merchants typically agree to indemnify the Company for any losses associated with injuries caused to customers from the use of such merchant's product, to carry product liability insurance that names SkyMall as an additional insured, and to indemnify the Company against claims that their products infringe on the intellectual property rights of third parties.

        NAME BRAND STORES IN THE SKYMALL CATALOG. SkyMall's catalogs assemble premium, name brand merchandise and are formatted to allow the traveling customer to browse from "store-to-store," providing the convenience and variety of an upscale shopping mall environment. Its largest "stores" are generally well-known catalog and retail companies that have chosen to participate in the SkyMall program in order to generate additional revenue, build name recognition and brand awareness and acquire new customers to add to their own proprietary mailing lists. The major catalog and retail companies currently featured in the SkyMall catalog or those who have participated in recent editions of the catalog include:

                    NAME BRAND STORES IN THE SKYMALL CATALOG

     British Links                                Norm Thompson Solutions(R)
     Brookstone(R)                                Orvis(R)
     Calyx & Corrolla                             Official Airline Guide
     Chef's Catalog(R)                            Paul Frederick MenStyle(TM)
     Compaq Computer                              Pepperidge Farm(R)
     Competitive Edge Golf(R)                     SelfCare(R)
     Frontgate(R)                                 Successories(R)
     Hammacher Schlemmer                          Syber Vision(R)
     Health Rider(R)                              The Cigar Enthusiast
     Hello Direct(R)                              The Disney Catalog
     Huntington Clothiers(R)                      The Metropolitan Museum of Art
     Johnston & Murphy                            The Safety Zone
     Mattel(R)                                    The Sharper Image(R)
     Neiman Marcus' Trifles                       The Wine Enthusiast(R)
     Nightingale Conant                           Thomas Cook

        MERCHANDISE SELECTION. The Company responds to inquiries from approximately 50 merchants each week who inquire about showcasing their products or services in the SkyMall catalog. As a result, the Company has been able to identify and offer to its customers the unique products they desire at competitive prices. Products are selected for each catalog by the Company's merchandising staff with the help of each of the major participating merchants. Approximately one-third of the products in each new edition of the SkyMall catalog have not been previously featured in the SkyMall catalog.

        PRODUCTS OFFERED. The Company typically offers more than 1,000 products in each of its catalogs, which consist of approximately 150 pages. In order to enhance the ongoing appeal of its product offerings, the Company produces four new catalogs per year and regularly replaces the products in its catalogs. The Company seeks out new and unique items that may not be available in ordinary retail stores, with an emphasis on upscale merchandise selling for $29.95 or more. During fiscal 1996, the Company's more popular product categories included household items, electronics, personal care items, clothing, multimedia items and telephones.

GROWTH STRATEGY

        INCREASE REVENUE PER PASSENGER. One of the Company's primary growth strategies is to increase its revenue per passenger enplanement. The Company's revenue per passenger enplanement on flights carrying the SkyMall catalog has increased from $0.038 in 1991 to approximately $0.093 for the year ended December 31, 1996, for a compound annual growth rate of 20%.To increase revenue per passenger enplanement, the Company recently has implemented or plans to implement the following programs:

          MARKETING AND PROMOTIONAL PROGRAMS. The Company has developed several innovative marketing and promotional programs, some of which will be facilitated through the unique relationships between the Company and its airline partners. Some of these programs are modeled after successful "duty-free" in-flight sales programs offered on international flights. Although the Company does not plan to offer duty-free merchandise to airline passengers, it believes it can emulate several of the marketing aspects of duty-free shopping to increase sales of merchandise offered in the SkyMall catalog. The Company believes that duty-free merchandising is successful for many reasons, including: (i) there is a high level of awareness of duty-free shopping among airline passengers, (ii) customers who purchase duty-free merchandise perceive they are purchasing such merchandise at a discount, (iii) the duty-free merchandise is offered to passengers only while the plane is in flight and passengers must therefore purchase merchandise while in flight to take advantage of the perceived discount, (iv) flight attendants are paid commissions on sales of merchandise and (v) duty-free shopping markets an optimal mix of products, some of which encourage "impulse purchases" by passengers.

          Among the plans under consideration or recently implemented by the Company to increase the use of SkyMall catalogs are: (i) enhancing promotion of the Company's shopping services through on-board flight attendant announcements supported by videotape and audio programming;
          (ii) awarding airline passengers frequent flier miles for purchases and permitting customers to redeem frequent flier miles as payment for product purchases; (iii) mailing inserts in frequent flyer statements in order to promote awareness of the Company's products and services;
          (iv) offering airlines and flight attendants incentives for promoting the use of the Company's catalogs among airline passengers; (v) establishing an in-flight "video shopping channel" and advertisements for the Company's products and services on in-flight videos; (vi) conducting in-flight, gate and jetway promotions, such as gift certificates, discount certificates and special offers to passengers who order while in-flight; (vii) making the Company's catalogs available in airport gate areas and lounges; and (viii) continually upgrading and analyzing the appropriate mix of products for inclusion in the SkyMall catalog to encourage passengers to make purchases. The Company believes the foregoing programs will increase revenue per passenger enplanement and will also increase the awareness of the SkyMall catalog generally so that airline passengers will be more likely to make purchases from the SkyMall catalog. However, there can be no assurance that the Company will be able to successfully implement the foregoing marketing programs, including those modeled after successful duty-free programs and there can be no assurance that the successful implementation of the foregoing programs will result in an increase in the Company's revenue per passenger enplanement.

          VIDEO SHOPPING AND OTHER NEW TECHNOLOGIES. Several companies have recently begun making interactive video systems available to the airline industry that have greater capabilities than those currently available. As more sophisticated interactive video systems become available, the Company plans to explore opportunities to provide shopping services on these systems and has developed a prototype, multi-media catalog offering SkyMall products on interactive video. In order to become proficient in this new medium, in January of 1996, the Company began offering its products and services on the Internet at http://www.skymall.com.

        INCREASE CATALOG CIRCULATION. To expand its catalog circulation and thereby increase its customer base, the Company has implemented or plans to implement a number of programs designed to increase the circulation of the SkyMall catalog and reach new customers, including the following:

          EXPANDING DOMESTIC AIRLINE PARTNERSHIPS. The Company will seek to expand its catalog circulation by securing agreements from additional domestic airlines to carry the SkyMall catalog. In furtherance of this strategy, the Company recently entered into an agreement with Reno Airlines, which has annual passenger enplanements of approximately 5.0 million, pursuant to which Reno Airlines will begin carrying the SkyMall catalog in April of 1997. In addition, the Company plans to pursue opportunities to include a small selection of its products and services in in-flight magazine inserts to give new airlines the opportunity to test the Company's services and to make the Company's products and services available on smaller airlines where a full-length catalog is not cost effective. The Company recently completed a test program in the in-flight magazine of Northwest Airlines, which is not presently an airline partner of the Company.

          DEVELOPING INTERNATIONAL AIRLINE PARTNERSHIPS. According to the Air Transport Association, in 1995, the most recent period for which information is available, there were over 780 million international airline passenger enplanements (excluding the U.S.), including 373.9 million in Europe, 306.4 million in Asia and 71.5 million airline passenger enplanements in North and South America. Although some duty-free merchandise is available on international flights, the Company believes that this market is substantially underserved. The Company believes that controlled and carefully planned expansion into the larger international markets through cooperative ventures with potential foreign partners offers a significant growth opportunity. The Company is in the process of evaluating potential foreign markets and developing catalogs in foreign languages with products and services designed to appeal to targeted international travelers. Consistent with its growth strategy, SkyMall entered into an agreement in August 1996 with its first foreign airline, Japan-based JAL, to test certain merchandise from the SkyMall catalog on a trial basis. The testing program on JAL is continuing and results of various aspects of the program are currently under evaluation.

          DIRECT MARKETING PROGRAM. Through its data management system, the Company maintains a database of customer information, including customer names, addresses and product purchases. From this database, the Company obtains information about customer buying patterns and preferences. The Company strives to develop customer loyalty, and repeat customer purchases have been an increasing source of revenue for the Company. In 1996, 29% of the Company's customers had placed at least one additional order with the Company within the preceding 24 months. To increase the number of repeat customer purchases, the
          Company is in the process of implementing a direct marketing "mail-to-home" program to its customers, particularly those who make several purchases during the year. Using information from its customer database, the Company initiated its first direct marketing "mail-to-home" program in August 1996. The Company plans to expand its direct marketing efforts to selected customer groups and to tailor the marketing materials to the preferences of those groups as demonstrated by their prior purchasing history.

          EXPANDING INTO OTHER TRAVEL RELATED MARKETS. The Company believes that its shopping services will appeal to travelers in locations other than airlines, such as in hotels and rental cars and while traveling by rail. There are over three million hotel rooms in the United States, providing a market that the Company believes could be larger than its current airline market. In addition, rail passengers in both in the United States and abroad may present a significant market for the Company's services. In furtherance of this strategy, the Company entered into an agreement with Amtrak in 1994 under which Amtrak began carrying the Company's catalogs under the TravelMall name on selected routes, which serve approximately two million passengers annually. The Company is considering a program to make its catalogs available to travel agents to distribute to their customers when delivering travel documents. The Company is evaluating other opportunities to reach travelers, and plans to implement additional non-airline based travel programs when appropriate.

BUSINESS OPERATIONS

        CUSTOMER SERVICE CENTER; ORDER PROCESSING AND FULFILLMENT. The Company maintains a well-trained, in-house staff of customer service representatives and outsources "overflow" calls to an independent call center. The Company recently entered into an agreement with a major hotel chain under which the hotel chain's call processing center accepts the Company's overflow calls during the peak holiday ordering season, which is typically a slower season for the hotel industry. The Company believes this arrangement resulted in more cost-effective processing of its overflow calls during the 1996 holiday peak. The Company monitors the quality of its customer service operations closely and regularly implements improvements in its customer service operations.

        The Company's customer service representatives are located in its customer service center in Phoenix, Arizona, where the Company accepts orders 24 hours per day. The Company's telephone equipment distributes calls to the sales representatives and provides detailed call reporting and analysis, which assists the Company with its order processing and marketing efforts. The Company maintains no significant inventory. Therefore, once the Company receives a customer order, it is transmitted to the appropriate merchant who ships the merchandise directly to the Company's customers. Most orders are delivered to customers within seven to ten days. The Company's average order size was $90, $96 and $93, respectively, per customer in fiscal 1994, 1995 and 1996. The Company's customer service representatives are given incentives for outstanding service. At March 1, 1997, the Company employed approximately 140 customer service representatives.

        Over 85% of the Company's daily orders are received on "toll-free" numbers, including 5% from toll-free seat phones. Airline seat phones offer customers a convenient way to order goods and services from the Company while in-flight. Some airline passengers who have access to seat phones may place orders with the Company while in-flight by using a "speed dial" number programmed into the seat phone. When SkyMall began operations in 1990, seat phones were available to less than 5% of all domestic airline passengers. Today, the Company estimates that seat phones are available to approximately 86% of all domestic airline passengers. The Company believes that airlines will continue to equip their planes with seat phones and that passengers will be more accustomed to using them as they are made more available and the quality of service continues to improve.

        CREDIT SALES. Of the more than 438,000 customer orders received by the Company during fiscal 1996, approximately 91% of them were billed to customer credit cards. The remaining customers generally paid for their purchases by personal check. To minimize credit losses, the Company obtains approval from the customer's credit card company prior to processing each order. In addition, when the customer requests that his or her merchandise be shipped to an address that is different than the customer's billing address, the Company typically verifies the charge authorization directly with the credit card holder at his or her billing address. The Company verifies personal bank checks received from customers with an independent service bureau prior to processing the customer's order. Although the Company's credit losses are generally immaterial, under its agreements with participating merchants, the Company has the right to obtain reimbursement from the merchants for any reasonable credit losses it incurs.

        INFORMATION SYSTEMS. The Company maintains an information system that is used primarily to capture and process customer orders. The Company typically receives approximately 2,000 calls per day in off-peak seasons and approximately 6,000 calls per day during the peak of the holiday season. The Company's information system is designed to process approximately 10,000 calls per day, and at times during the holiday season of 1996 the call center received more than 10,000 calls per day, which strained the Company's call center. The Company plans to expand the capacity of its call center during 1997, including to the extent feasible expanding its outsourced call processing program, to satisfy increasing customer demand during the year and at the peak of the holiday season.

        Once the Company processes an order in its information system, the order is forwarded to a merchant to be filled. Until recently, the Company transmitted approximately half of all orders to merchants electronically through various electronic data transmission systems maintained by the merchants, and the remaining orders were sent by facsimile or overnight delivery. In late 1996, the Company began implementation of a uniform electronic transmission system that allows the Company to transmit customer orders to merchants electronically, which the Company believes will reduce delivery times to the Company's customers. Under the recently implemented system, orders received through the Company's information system are forwarded to a third party, the LitleNet Direct Commerce Network(SM) (the "Network"), for further processing. The Network is in the process of developing a system that will electronically deliver order information to the merchants in a form that is compatible with each such merchant's information systems. In addition, the Network will manage order information relationships and enable shipment confirmation according to individual merchant capabilities. The Company contracts for access to the Network on a per transaction basis, permitting the Company to expand its information systems without additional infrastructure development, maintenance and upgrade expense. Currently, approximately 30% of the Company's participating merchants receive orders via the Network, with plans to have most merchants on-line through the Network by mid-1997.

        CATALOG PRODUCTION AND DISTRIBUTION. Catalog design and layout for each section of SkyMall's catalog is generally provided directly by the participating merchant but must be within SkyMall's design guidelines. After the catalog is designed, the Company submits its catalog to each of its airline partners for approval. The cover and some of the pages of the airline catalogs are customized to achieve a look and feel unique to that airline, although the products featured and the balance of the basic content are common to all of the Company's catalogs. After the catalogs are printed, the Company ships the catalogs to its airline partners who distribute the catalogs to the cities in which they operate and place the catalogs on their aircraft. Each catalog has a source code that permits the Company to track catalog distribution and sales attributable to catalogs carried by its airline's partners.

HOUSE FILE

        The Company maintains a customer database or "house file" that contains a variety of information about the more than one million customers who have purchased merchandise or services from the Company. In addition to the customer's name and address, the Company's house file also contains a detailed history of all purchases made by SkyMall's customers with SkyMall. This information serves as a useful tool for the Company in evaluating the effectiveness of its marketing efforts and in identifying its best customers. Like other catalog companies, the Company "rents" its house file to other catalog, retail and direct marketing companies for a fee. By renting its house file, the Company is able to generate additional incremental revenues without incurring significant costs. The Company updates its house file on a daily basis as orders are received, which increases the value of the house file. In addition, in connection with its growth strategy, the Company plans to implement a direct marketing "mail-to-home" program to certain targeted customers and will use its house file as the primary source of information for implementing the mail-to-home program.

        Direct  marketing,  credit  card and other  companies  that  have  large
databases   containing   customer   information   have  begun  sharing  database
information in order to obtain more detailed information about customers. Enhancements in computer technology have made storing large amounts of data more feasible and cost effective, and have permitted such companies to accumulate more information about customer buying patterns and preferences. This information has become increasingly important to companies that seek to cost-effectively target customers and improve customer response rates. The Company plans to explore opportunities to combine its house files with the files of other companies when appropriate to improve its direct marketing efforts and increase the value of its customer database.

COMPETITION

        IN-FLIGHT SHOPPING. SkyMall believes that its long standing relationships with its airline partners and participating merchants and its customer service standards create substantial barriers to entry into the in-flight catalog shopping business. Although several companies have attempted to enter the in-flight catalog shopping market, none has been successful in providing a shopping catalog to a major domestic airline. Nevertheless, competitors, some of which may have greater financial, marketing and other resources than the Company, may seek to enter the in-flight catalog shopping market in competition with the Company.

        IN-FLIGHT MARKETING. The Company competes with other companies who market products and services to passengers while in-flight, including those who advertise in in-flight magazines and other periodicals, sponsor airline video and audio programming and offer in-flight video shopping services. Several companies have announced plans to develop seatback interactive video shopping services, each of which has greater resources than the Company. As seatback interactive video shopping services become more available to airline passengers, competition in the in-flight marketing business may increase.

        GENERAL CATALOG AND RETAIL SALES. The catalog sales and retail markets are both highly fragmented and highly competitive. The Company competes for customers to some degree with all retailers and catalog companies, including airport retailers, duty-free retailers, specialty stores, department stores, specialty catalog companies and general merchandise catalog companies, many of which have significantly greater financial, marketing and other resources than the Company. However, because many of the Company's competitors target people with strong economic profiles, a number of the Company's competitors are also participants in the SkyMall catalog program.

REGULATION

        The Company's operations are subject to various federal, state and local laws and regulations, including state sales tax laws and various Federal Trade Commission regulations governing the sale of merchandise by mail. The Company collects applicable sales taxes from its customers on all merchandise sales and remits the sales taxes to state taxing authorities. The Federal Trade Commission regulations applicable to the Company's operations impose various requirements on the processing of customer orders, including shipping deadlines, delay notices, order cancellations and refunds. The Company believes that these regulations do not have a material impact on its business operations.

EMPLOYEES

        At March 1, 1996, the Company had 180 employees, including 6 employed in management positions, 17 in sales and marketing, 17 in accounting, administrative and information management positions and 140 in customer service capacities. Approximately 90% of the Company's employees are full-time employees. The Company makes significant use of temporary and part-time employees to process orders during the holiday season. The Company believes it has good relations with its employees.

TRADEMARKS AND TRADE NAMES

        SkyMall is a registered trademark of the Company. The loss of the SkyMall trademark could have a material adverse effect on the Company. In addition, the Company uses a number of other trademarks and trade names in its business, none of which the Company believes are material to its overall operations.

ITEM 2.    PROPERTIES

        The Company's executive offices are located in Phoenix, Arizona, where the Company leases approximately seven acres of land under long-term leases expiring in 2012, with an option to extend to 2062. Aggregate annual rental expense on this land is approximately $37,000 per year. The improvements to this land include offices, warehouses, storage facilities and a small retail shopping center aggregating approximately 50,000 square feet, which are owned by the Company. In December of 1996, the Company entered into an agreement to sell the small retail shopping center, which consists of approximately 12,000 square feet. The sale of the shopping center is subject to customary closing conditions. In January of 1997, the Company refinanced certain debt and, in connection with such refinancing, granted to its lender a security interest in substantially all of the foregoing property, except the small retail shopping center. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any pending or threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On October 11, 1996, prior to the Company's initial public offering, the shareholders of the Company approved the reincorporation of the Company from Arizona to Nevada by unanimous written consent.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SKYM". The high and low sales prices of the Company's Common Stock from December 11, 1996 (the date of the Company's initial public offering) through December 31, 1996 were $9.25 and $8.00, respectively. As of March 19, 1997, the Company had 76 record holders of its Common Stock.

        The Company has never paid a dividend on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance operations and expand the Company's business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL AND OPERATING DATA
           (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OPERATING DATA)

        The selected financial data as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 are derived from the Financial Statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with the Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------
                                               1992            1993           1994           1995            1996
                                           -----------     -----------    -----------    -----------     -----------
STATEMENT OF OPERATIONS DATA:
Merchandise sales, net                     $    15,875     $    24,507    $    22,062    $    26,883     $    30,978
Placement fees and other                           178           2,560          8,241         16,198          12,707
                                           -----------     -----------    -----------     ----------     -----------
Total revenues                                  16,053          27,067         30,303         43,081          43,685
Cost of goods sold                              10,364          13,691         16,266         24,564          24,257
                                           -----------     -----------    -----------     ----------     -----------
Gross margin                                     5,689          13,376         14,037         18,517          19,428
Catalog expenses                                 4,071           6,890          9,644          9,532           7,670
Selling expenses                                 2,116           2,921          2,754          2,229           2,476
Customer service and fulfillment expenses        3,618           4,514          2,919          2,136           2,823
General and administrative expenses              4,784           4,530          5,886          3,112           3,340
Restructure charges                                 --              --          4,332             --              --
                                           -----------     -----------    -----------     ----------     -----------
Total operating expenses                        14,589          18,855         25,535         17,009          16,309

                                       11

                                                                     YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                              1992            1993           1994           1995            1996
                                          ------------    ------------   ------------   ------------    ------------
Interest expense and other income
(expense), net                                    (740)           (287)          (688)          (750)           (651)
                                          ------------    ------------   ------------   ------------    ------------
Income (loss) before income taxes               (9,640)         (5,766)       (12,186)           758           2,468
Income taxes                                        --              --             --             --             280
                                          ------------    ------------   ------------   ------------    ------------
Net income (loss)                               (9,640)         (5,766)       (12,186)           758           2,188
Preferred stock dividends                           --              --             --             --              77
                                          ------------    ------------   ------------   ------------    ------------
Net income (loss) available for common
shares                                    $     (9,640)   $     (5,766)  $    (12,186)  $        758    $      2,111
                                          ============    ============   ============   ============    ============
Net income (loss) per common share        $      (2.04)   $      (1.69)  $      (3.43)  $        .14    $        .38
Weighted average shares outstanding          4,729,380       3,413,073      3,557,787      5,431,337       5,611,913

SELECTED OPERATING DATA:
Number of domestic enplanements(1)         436,310,000    448,647,000     481,755,000    498,611,000     530,661,000
Domestic enplanement percentage(2)                  74%            76%             72%            64%             63%
Revenue per passenger enplanement(3)      $      0.049   $      0.072    $      0.064   $      0.084    $      0.093
Number of airlines at end of period(4)              11             15              21             20              15
Number of catalogs produced(5)              11,915,000     15,661,000      15,747,000     17,162,000      15,729,000
Average number of pages per catalog(6)              80            102             133            137             148
Revenue per catalog produced(7)           $       1.33   $       1.56    $       1.40   $       1.57    $       1.97

                                                                             DECEMBER 31,
                                          --------------------------------------------------------------------------
                                               1992          1993            1994           1995             1996
                                          ------------   ------------   -------------   ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents, including
escrow accounts                           $      1,797   $        171    $        896   $        775    $     11,491
Working capital (deficit)                       (1,506)        (3,580)         (7,540)        (4,734)          6,692
Total assets                                     8,757         10,394           5,913          4,726          19,721
Long-term debt                                      40          2,978           8,082         10,818             139
Shareholders' equity (deficit)            $      1,941   $     (3,603)   $    (15,791)  $    (15,033)   $      8,601

----------
(1) Represents the number of revenue passengers flown on scheduled domestic airlines in the given period.
(2) Represents the passenger enplanements on domestic airlines that carried the SkyMall catalog during the period as a percentage of total domestic passenger enplanements in the period by all scheduled domestic airlines.
(3) Revenue per passenger enplanement is net merchandise sales for the period divided by the number of domestic enplanements during the period on all scheduled domestic airlines that carried the SkyMall catalog.
(4) Represents the number of airlines at end of period with which the Company had an agreement to carry the SkyMall catalog. During the year ended December 31, 1996, the Company eliminated unprofitable circulation of the SkyMall catalog by eliminating routes on certain airlines and terminating agreements with certain smaller regional airlines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(5) Represents the number of catalogs produced by the Company during the period for distribution to airlines.
(6) Represents the average number of pages in the SkyMall catalog during the period.
(7) Represents net merchandise sales for the period divided by the number of catalogs produced by the Company during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company commenced operations in late 1990 with an initial business strategy of establishing exclusive relationships with major United States airlines, delivering merchandise ordered by passengers at the airport upon landing and offering concierge services. In 1991, the Company acquired its only major competitor, which resulted in the addition of five new airline partners for the Company. Since its first full year of operations in 1991, the Company has experienced rapid growth. From 1991 to 1994, the Company devoted its resources to increasing revenue per passenger enplanement and expanding circulation of the SkyMall catalog. During this period, the Company gained market share by acquiring exclusive contracts with airline partners, developing relationships with participating merchants and gaining knowledge about its consumer market. Total revenue increased from $5.4 million in 1991 to $30.3 million in 1994 and revenue per passenger enplanement grew from $0.038 to $0.064 in the same period.

        In late 1994, management focused its emphasis on translating the Company's growth into profitability. Beginning in late 1994, the Company implemented increases in placement fees charged to participating merchants for inclusion of their merchandise in the SkyMall catalog. As a result of these increases, placement fees and other revenues increased from $2.6 million in fiscal 1993 to $16.2 million in fiscal 1995. During late 1994, the Company also simplified its business strategy by outsourcing its merchandise fulfillment operations to participating merchants. Through its market research and experience, the Company determined that while customers valued the convenience of in-flight shopping, most passengers preferred delivery at home rather than at the airport. Although airport delivery and concierge services were essential in attracting new airline partners to the program, they were no longer necessary to maintain the Company's airline relationships. Accordingly, the Company discontinued its airport delivery service and began its current practice of forwarding merchandise orders to participating merchants for fulfillment. Thus, the Company no longer maintains any significant inventory and has eliminated from its business operations the costs and risks associated with managing inventory and a complex airport delivery system. The Company also began significantly reducing its operating expenses in late 1994, including outsourcing its concierge operation, reducing its work force, requiring merchants to provide their own creative catalog materials and eliminating unprofitable circulation. These actions substantially reduced the Company's operating costs, from $25.5 million in fiscal 1994 (including a $4.3 million restructure charge) to $17.0 million in fiscal 1995 and $16.3 million in fiscal 1996. As a result of these changes in placement fees and operating expenses, the Company's results of operations improved from a net loss of $12.2 million in fiscal 1994 to $0.8 million net income in fiscal 1995 and $2.2 million net income in fiscal 1996.

          In fiscal 1996, the Company's principal sources of revenues were merchandise sales (71% of total revenues) and placement fees from participating merchants (28% of total revenues). The Company also rented its customer database to direct marketing companies (1% of total revenues), which was included in placement fees and other revenues in the Company's statement of operations. Merchandise sales represent the Company's total fulfilled sales at retail sales prices, net of returns and allowances, from products displayed in the Company's catalog. Placement fees are charged to participating merchants for inclusion of their merchandise in the SkyMall catalog. These fees are designed to cover catalog expenses and to stabilize the Company's revenues by reducing the impact of fluctuations in merchandise sales. In exchange for placement fees, the Company offers the participating merchants' products in the Company's catalogs and performs order taking and processing services. The placement fees are recognized ratably over the life of the catalog (currently quarterly). Order taking and processing service expenses are recognized in the period incurred.

          Customers place their orders by telephone, mail, e-mail or facsimile to the Company's call center. The Company forwards customers' order information to participating merchants who then ship products directly to the Company's customers. Upon notification from a participating merchant of the shipment of goods, the Company recognizes the merchandise sale and the related cost of goods sold, and establishes a reserve for anticipated returns. The cost of goods sold represents the amount paid by the Company to participating merchants in connection with the sale of merchandise included in the SkyMall catalog. The percentage of sales that the Company pays to participating merchants varies from agreement to agreement; generally, the higher the placement fee paid by a participating merchant, the higher percentage of sales paid by the Company to the merchant, and vice versa. The Company believes that a combination of placement fees with a variable percentage of sales component, together with the payment of sales commissions to its airline partners, creates a situation in which SkyMall, participating merchants and the airlines all benefit from and have incentives to promote growth in merchandise sales.

          The Company's major costs include costs of goods sold; catalog expenses, which include paper, printing and catalog production costs; selling expenses, which are primarily sales commissions to airlines and airline fuel reimbursement costs; customer service and fulfillment costs, which include a full-service call center and a drop-ship and order-processing coordination center; and general and administrative expenses, which include corporate salaries, employee benefits, facilities, legal and accounting expenses.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the percentage relationships that certain items bear in relation to total revenues of the Company.

                                                     YEAR ENDED DECEMBER 31,
                                                    ------------------------
                                                      1994    1995    1996
                                                      ----    ----    ----

      Net merchandise sales                            73%     62%     71%

      Placement fees and other                         27%     38%     29%
                                                      ---     ---     ---
      Total revenues                                  100%    100%    100%
                                                      ---     ---     ---
      Gross margin                                     46%     43%     44%
                                                      ---     ---     ---
      Catalog expenses                                 32%     22%     18%

      Selling expenses                                  9%      5%      6%

      Customer service and fulfillment expense         10%      5%      6%

      General and administrative expenses              19%      7%      8%

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1995

        REVENUE AND GROSS MARGIN. Net merchandise sales increased from $26.9 million in fiscal 1995 to $31.0 million in fiscal 1996, or 15%. Placement fees and other revenues decreased from $16.2 million in fiscal 1995 to $12.7 million in fiscal 1996, or 22%. Beginning in the first quarter of fiscal 1996, the Company began changing the mix of agreements with participating merchants to reduce placement fees and to increase the percentages of sales revenues retained by the Company in order to position the Company to benefit from anticipated sales increases in the fourth quarter. In addition, a significant participating merchant, which had previously paid only placement fees to the Company, decreased its number of pages in the SkyMall catalog. SkyMall replaced the merchant on these pages with new participating merchants, most of which had arrangements with lower placement fees and a significantly higher percentage of sales retained by the Company. As a result, due to the change in sales mix, gross margin as a percentage of total revenues increased from 43% in fiscal 1995 to 44% in fiscal 1996.

        OPERATING EXPENSES. Total operating expenses decreased from $17.0 million in fiscal 1995 to $16.3 million in fiscal 1996, or 4%, due primarily to a $1.9 million reduction in catalog expenses. This reduction resulted from elimination of unprofitable circulation of the SkyMall catalog by eliminating routes on certain airlines and terminating agreements with certain regional airlines and lower pricing on the Company's printing contract. As a result of the elimination of unprofitable circulation and increased net merchandise sales, revenue per catalog increased from $1.57 in fiscal 1995 to $1.97 in fiscal 1996, or 25%. The reduction in catalog expenses was offset by increases of $0.3 million, $0.7 million and $0.2 million in selling expenses, customer service and fulfillment expenses, and general and administrative expenses, respectively.

        INCOME FROM OPERATIONS. Income from operations increased from $1.5 million in fiscal 1995 to $3.1 million in fiscal 1996, primarily due to the $0.7 million reduction in the Company's total operating expenses, and the $0.9 million increase in gross margin.

          INCOME TAXES. Prior to October 21, 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code and corresponding provisions of Arizona tax laws. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by the shareholders. Accordingly, the statements of income for all prior years do not include a provision for federal and state income taxes. Had the Company been a C corporation for these periods, no federal or state income taxes would have been due as a result of net operating loss carry-forwards from the earlier years. In the fourth quarter of fiscal 1996 and thereafter, the Company became subject to federal and state income taxes as a result of its conversion from an S corporation to a C corporation and no net operating losses incurred while the Company was an S corporation are available to the Company to offset future earnings. As a result of the change from an S corporation to a C corporation, the Company recorded a provision for income taxes of $280,000 in fiscal 1996.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994

        REVENUE AND GROSS MARGIN. Net merchandise sales increased from $22.1 million in 1994 to $26.9 million in fiscal 1995, or 22%, due primarily to better fulfillment of orders in 1995. Due to a lack of working capital in 1994 and certain order fulfillment problems due to a computer conversion, the Company was unable to purchase adequate inventory to fulfill many orders. With restructured operations in place in 1995, order fulfillment percentages returned to normal levels, which are approximately 90% of all orders received by the Company. Placement fees and other revenues also increased from $8.2 million in fiscal 1994 to $16.2 million in fiscal 1995, or 98%, due primarily to the Company's decision in late 1994, effective for the fourth quarter 1994 catalog, to change its revenue mix to emphasize placement fees, which provide a more stable revenue base. Gross margin as a percentage of total revenues decreased from 46% to 43% due to higher total revenues which were the result of the shift to higher placement fees and a higher cost of sales under its agreements with participating merchants.

        OPERATING EXPENSES. Total operating expenses, exclusive of the Company's one-time restructure charge, decreased from $21.2 million in fiscal 1994 to $17.0 million in fiscal 1995, or 20%. This decrease was due principally to the Company's implementation of cost containment initiatives beginning in the fourth quarter of fiscal 1994. Catalog costs decreased 1% from $9.6 million in fiscal 1994 to $9.5 million in fiscal 1995. Despite a 48% increase in average paper prices and a 12% increase in pages printed, the Company realized offsetting cost reductions from requiring participating merchants to provide their own creative materials, lower printing prices and the elimination of fees that had been paid by the Company to some merchants to participate in the program. Although net merchandise sales increased substantially, selling expenses decreased by 21% from $2.8 million in fiscal 1994 to $2.2 million in fiscal 1995 because SkyMall began to require merchants to reimburse SkyMall for credit card processing expenses. Likewise, customer service and fulfillment expenses decreased by 28% from $2.9 million in fiscal 1994 to $2.1 million in fiscal 1995 due to the Company's decision in the fourth quarter of 1994 to require participating merchants to drop ship merchandise to the Company's customers rather than maintain its own inventory. General and administrative expenses decreased by 47% from $5.9 million in fiscal 1994 to $3.1 million in fiscal 1995. In connection with the Company's 1994 restructuring, personnel in merchandise fulfillment operations, merchandising, purchasing and concierge services were eliminated, saving the Company nearly $1.0 million in payroll expenses. The Company closed its fulfillment operations in seven cities which resulted in savings of $0.4 million in facilities expenses. Administrative expenses decreased by $0.8 million from fiscal 1994 to fiscal 1995 due to simplification of the business and a reduction in professional fees.

        RESTRUCTURE CHARGE. In 1994, the Company incurred a one-time charge of $4.3 million relating to the restructure of the business. The costs associated with the restructure included:

               (i) Losses on a long-term major vendor contract ($3.6 million). In September 1994, the Company entered into a series of contracts with a participating merchant. The contractual arrangements provided the working capital which allowed the Company to continue operations, but is estimated to cost the Company approximately $3.6 million between September 1994 and mid-1997 when this contract is expected to expire.

               (ii) Abandoned facilities and equipment ($1.0 million). The Company abandoned leasehold improvements and equipment in its merchandise fulfillment operations requiring the Company to write-off assets that would no longer be used in the business. The Company also had long-term lease commitments for two warehouse facilities which the Company continued to pay in fiscal 1995 and fiscal 1996 for which the associated loss was recorded in fiscal 1994.

               (iii) Uncollectible accounts receivable ($0.8 million). Many receivables from pre-restructure placement fees, which would have been offset against inventory purchases, became uncollectible after the restructure.

               (iv) Severance and outsourcing expenses ($0.2 million). The Company incurred severance costs as part of the reductions in its workforce. The Company also paid a one-time fee to outsource its concierge services.

          The foregoing costs were partially offset by a benefit of $1.3 million in debt forgiveness from participating merchants and vendors.

          INCOME (LOSS) FROM OPERATIONS. The Company earned income from operations of $1.5 million in fiscal 1995 compared to a loss from operations of $11.5 million in fiscal 1994. This improvement was due primarily to the positive impact in 1995 of the 1994 restructure, the effect of implementation of cost containment measures in late 1994 and the recognition of the restructure charge in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

          While the Company was developing and executing its original inventory-based business plan from start-up to late 1994, the Company had a significant need for capital to fund investment in facilities and equipment, inventory, working capital and start-up operating losses. At December 31, 1994, the Company had an accumulated deficit of $34.2 million and a working capital deficit of $7.5 million. During this period, the Company's primary sources of cash included debt and equity financing from shareholders, a bank loan guaranteed by a shareholder, credit from suppliers and cash flow from operations. The Company also financed its operations through the restructure and deferral of accounts payable in connection with the Company's 1994 restructure.

          In fiscal 1995 and fiscal 1996, the Company's principal requirements for cash were to fund working capital needs and to pay debt obligations to vendors. The Company no longer needed significant capital to fund inventory and warehouse facilities. The Company's primary sources of cash during this period were cash flow from operations, vendor credit supported by shareholder guarantees, and loans from shareholders. Cash flow from operations was sufficient to fund operating expenses, but was not adequate to also fund debt service to vendors relating to the 1994 restructure. The Company made its debt payments to vendors in 1995 but became delinquent in 1996. In order to finance its working capital shortfalls, management and certain shareholders took steps to strengthen the Company's financial condition and improve the Company's liquidity. These steps included (i) issuing approximately $2.6 million of Convertible Preferred Stock, net of offering costs, the proceeds of which were used to pay past due debts and notes payable to vendors, (ii) converting notes and other obligations to shareholders of $5.0 million to 5,000 shares of Convertible Preferred Stock and (iii) issuing approximately $14.0 million of common stock in an initial public offering, net of offering costs. The Convertible Preferred Stock automatically converted into Common Stock of the Company upon completion of its initial public offering.

        In October 1996, the Company obtained a line of credit from a bank in the amount of $4.0 million. The proceeds of this line were used to repay notes payable to shareholders. In January of 1997, the Company terminated the foregoing line of credit and obtained a $5.0 million five year, reducing revolving line of credit from a bank. Available borrowings reduce by $1 million annually, until February 2002, when the line expires. Advances made on the line bear interest at either Prime or LIBOR, at the option of the Company, and at rates ranging from Prime to Prime plus 1.5 percent, or LIBOR plus 2.25 percent to LIBOR plus 3.25 percent, depending on certain financial ratios at the time of advance. The line is collateralized by substantially all assets of the Company, and contains convenants that require maintenance of certain financial ratios.

          The Company believes it will generate sufficient cash flow from operations to adequately fund its operations over the next twelve months and liquidate its remaining notes payable to vendors and other liabilities as they come due. Additionally, management believes that the working capital provided by the offering of Common Stock will allow the Company to further reduce its operating costs by taking advantage of trade discounts.

          Cash provided by (used for) operating activities was ($2.2) million, $1.1 million and $2.2 million in fiscal 1994, 1995 and 1996, respectively. The improvement in fiscal 1995 compared to fiscal 1994 was due primarily to higher placement fees and lower operating costs resulting from the 1994 restructure and continuing cost reduction activities thereafter. The improvement in fiscal 1996 compared to fiscal 1995 was due primarily to cost reduction activities.

          Cash used for investing activities was $0.4 million, $0.2 million, and $0.4 million in fiscal 1994, 1995 and 1996, respectively. These investments were primarily for computer and telecommunications equipment and furniture and fixtures.

        Cash provided by (used for) financing activities was $3.3 million, $(1.0) million and $9.0 million in fiscal years 1994, 1995 and 1996, respectively. Cash provided of $3.3 million in 1994 was primarily from $3.0 million in loans from shareholders. Cash used for financing activities of $1.0 million for fiscal 1995 resulted from approximately $2.2 million in payments on notes payable to vendors which was partially offset by loans and accrued interest of $1.2 million provided by shareholders. Cash provided of $9.0 million in 1996 was from $14.0 million in proceeds from the issuance of Common Stock and $2.5 million in proceeds from the issuance of Convertible Preferred Stock, which was offset by payments on notes payable of $7.5 million.

FLUCTUATIONS IN QUARTERLY RESULTS

          The Company's operating results may fluctuate from period to period as a result of the seasonal nature of the retail industry. The Company recognizes its highest sales levels during the fourth quarter holiday season, and the fourth quarter typically accounts for approximately 33% of the Company's annual merchandise sales.

          The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 1995 and 1996.

                                          YEAR ENDED                              YEAR ENDED
                                       DECEMBER 31, 1995                       DECEMBER 31, 1996
                           -------------------------------------   -------------------------------------
                           1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR
                           -------   -------   -------   -------   -------   -------   -------   -------
Merchandise sales, net     $6,299    $5,956    $6,123     $8,504   $5,882    $6,550     $6,474   $12,072

Placement fees and other    4,466     3,829     3,609      4,294    3,073     2,720      2,838     4,076
                           ------    ------    ------     ------   ------    ------     ------   -------
Total revenues             10,765     9,785     9,732     12,798    8,955     9,270      9,312    16,148
                           ------    ------    ------     ------   ------    ------     ------   -------
Gross Margin                4,958     3,982     4,242      5,334    4,259     4,414      4,139     6,616
                           ------    ------    ------     ------   ------    ------     ------   -------
Catalog expense             2,336     2,397     2,310      2,489    2,151     1,828      1,726     1,965

Selling expenses              514       534       546        635      514       620        531       811

Customer service and
fulfillment                   526       495       513        602      457       515        539     1,312

General and administrative    887       702       718        804      753       695        842     1,050
                           ------    ------    ------     ------   ------    ------     ------   -------
Total operating expenses   $4,263    $4,128    $4,087     $4,530   $3,875    $3,658     $3,638   $ 5,138
                           ======    ======    ======     ======   ======    ======     ======   =======

NET OPERATING LOSSES IN SUB S CORPORATION - CONVERSION TO C CORPORATION FOR TAX PURPOSES

          Prior to October 21, 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code and corresponding provisions of Arizona tax laws. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by the shareholders. Accordingly, the statements of income for all prior years do not include a provision for federal and state income taxes. Had the Company been a C corporation for these periods, no federal or state income taxes would have been due as a result of net operating loss carry-forwards from the earlier years. In the fourth quarter of fiscal 1996 and thereafter, the Company became subject to federal and state income taxes as a result of its conversion from an S corporation to a C corporation and no net operating losses incurred while the Company was an S corporation are available to the Company to offset future earnings.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, (APB No. 25), under which no compensation cost has been recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies that account for stock-based compensation as prescribed by APB No. 25 and disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, in addition to certain other disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. As the Company has adopted the "disclosure only" provisions of SFAS No. 123, there is no impact on results of operations as a result of the adoption of this standard.

INFLATION

        Management does not believe that inflation has had a material effect on the Company's operations during the past several years with the exception of unusually significant increases in paper prices in 1995 and the first six months of 1996 and a subsequent significant decrease in the third and fourth quarters of 1996. The Company's average paper price increased 48% from fiscal 1994 to fiscal 1995 from $38.91 cwt to $57.61 cwt, costing the Company an additional $1.7 million in 1995 compared to costs at 1994 prices. The average paper price decreased from $57.61 cwt in fiscal 1995 to $55.40 in fiscal 1996 as a result of a decrease in the cost of paper purchased for the fourth quarter of 1996 to $42.13 cwt, which is only 8% higher than the 1994 level. The Company's paper costs are expected to be approximately $40.00 cwt in the first quarter of 1997. Increases in labor, aircraft fuel, paper, printing, shipping, or merchandise costs could adversely affect the Company's operations. In the past, except for paper price increases, the Company has been able to modify its operating procedures or increase its prices to substantially offset increases in its costs.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

        Certain statements herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "should be," "will be," "believes," "expects," "anticipates," "plans," "intends" and similar expressions identify forward-looking statements. These forward looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the Company's dependence on its relationships with its airline partners, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies and retailers and the Company's reliance on information and telecommunications systems, all of which are discussed more fully in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants.................................    F-2

Balance Sheets as of December 31, 1995 and 1996..........................    F-3

Statements of Operations for the Years Ended December 31, 1994,
  1995 and 1996..........................................................    F-4

Statements of Shareholders' Equity (Deficit) for the Years Ended
  December 31, 1994, 1995 and 1996.......................................    F-5

Statements of Cash Flows for the Years Ended December 31, 1994,
  1995 and 1996..........................................................    F-6

Notes of Financial Statements............................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of SkyMall, Inc.:

        We have  audited the  accompanying  balance  sheets of SkyMall,  Inc. (a
Nevada corporation), as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyMall, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP


Phoenix, Arizona,
February 17, 1997.

                                  SKYMALL, INC.

                                 BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PAR VALUE)

                                                                DECEMBER 31,
                                                              1995      1996
                                                            --------   -------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents, including escrow accounts       $    775   $11,491
 Accounts receivable, net                                        892     4,150
 Merchandise inventory, net                                       22        14
 Prepaid catalog costs                                         1,242     1,900
 Deferred income taxes                                            --        59
                                                            --------   -------
      Total current assets                                     2,931    17,614
PROPERTY AND EQUIPMENT, net                                    1,581     1,949
OTHER ASSETS, net                                                214       158
                                                            --------   -------
      TOTAL ASSETS                                          $  4,726   $19,721
                                                            ========   =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable                                           $  4,695   $ 8,623
 Accrued liabilities                                             329       792
 Income taxes                                                     --       280
 Reserve for restructure charges                                  --       165
 Current portion of notes payable and capital leases              77        72
 Current portion of notes payable to vendors                   2,564       870
 Current portion of notes payable to shareholders                 --       120
                                                            --------   -------
      Total current liabilities                                7,665    10,922
DEFERRED INCOME TAXES                                             --        59
RESERVE FOR RESTRUCTURE CHARGES                                1,276        --
NOTES PAYABLE AND CAPITAL LEASES, net of
 current portion                                                  --       128
NOTES PAYABLE TO VENDORS, net of
 current portion                                               2,326        11
NOTES PAYABLE TO SHAREHOLDERS,
 net of current portion                                        8,492        --
                                                            --------   -------
      Total liabilities                                       19,759    11,120
                                                            --------   -------
COMMITMENTS AND CONTINGENCIES
(Note 9)

SHAREHOLDERS' EQUITY (DEFICIT):
 Convertible preferred stock                                      --        --
 Common stock, $0.001 par value; 50,000,000 shares authorized;
    Issued and outstanding shares - 5,150,000 in 1995
    and 8,654,000 in 1996                                          5         9
 Additional paid-in capital                                   18,438     7,588
 Retained earnings (accumulated deficit)                     (33,476)    1,004
                                                            --------   -------
      Total shareholders' equity (deficit)                   (15,033)    8,601
                                                            --------   -------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)  $  4,726   $19,721
                                                            ========   =======

      The accompanying notes are an integral part of these balance sheets.

                                  SKYMALL, INC.

                            STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE)

                                                      FOR  THE YEAR ENDED
                                                           DECEMBER 31,
                                                  1994          1995        1996
                                               ----------   ----------   ----------
REVENUES:
   Merchandise sales, net                      $   22,062   $   26,883   $   30,978
   Placement fees and other                         8,241       16,198       12,707
                                               ----------   ----------   ----------
           Total revenues                          30,303       43,081       43,685
COST OF GOODS SOLD                                 16,266       24,564       24,257
                                               ----------   ----------   ----------
           Gross margin                            14,037       18,517       19,428
                                               ----------   ----------   ----------
OPERATING EXPENSES:
   Catalog expenses                                 9,644        9,532        7,670
   Selling expenses                                 2,754        2,229        2,476
   Customer service and fulfillment expenses        2,919        2,136        2,823
   General and administrative expenses              5,886        3,112        3,340
   Restructure charge                               4,332           --           --
                                               ----------   ----------   ----------
           Total operating expenses                25,535       17,009       16,309
                                               ----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS                     (11,498)       1,508        3,119

   Interest expense                                  (394)         (92)         (60)
   Interest expense to shareholders                  (206)        (663)        (669)
   Other income (expense)                             (88)           5           78
                                               ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                 (12,186)         758        2,468
   Income taxes                                        --           --          280
                                               ----------   ----------   ----------
NET INCOME (LOSS)                                 (12,186)         758        2,188

PREFERRED STOCK DIVIDENDS                              --           --           77
                                               ----------   ----------   ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES  $  (12,186)  $      758   $    2,111
                                               ==========   ==========   ==========
NET INCOME (LOSS) PER
   COMMON SHARE                                $    (3.43)  $      .14   $      .38
                                               ==========   ==========   ==========
WEIGHTED AVERAGE
   SHARES OUTSTANDING                           3,557,787    5,431,337    5,611,913
                                               ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                  SKYMALL, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                                     CONVERTIBLE PREFERRED STOCK        COMMON STOCK      ADDITIONAL
                                     ---------------------------    --------------------   PAID-IN
                                        SHARES         AMOUNT         SHARES    AMOUNT     CAPITAL
                                     -----------  --------------    ---------   ------    ---------
BALANCE, January 1, 1994                     --       $    --       2,654,212    $   3    $ 18,440
  Reissuance of shares pursuant
    to Stock Redemption and
    Royalty Agreement                        --            --       2,268,898        2          (2)
  Issuance of shares for guarantee
    of debt                                  --            --         226,890       --          --
  Net loss                                   --            --              --       --          --
                                        -------       -------       ---------    -----    --------
BALANCE, December 31, 1994                   --            --       5,150,000        5      18,438
  Net income                                 --            --              --       --          --
                                        -------       -------       ---------    -----    --------
BALANCE, December 31, 1995                   --            --       5,150,000        5      18,438
  Issuance of preferred shares,
    net of issuance costs                 3,000         2,555              --       --          --
  Conversion of shareholder debt
    to preferred shares                   5,000         5,000              --       --          --
  Payment of dividend on preferred
    shares                                   --           (77)             --       --          --
  Issuance of common shares pursuant
    to preferred shares issued and
    converted                            (8,000)       (7,478)      1,504,000        2       7,476
  Issuance of shares pursuant to
    IPO, net of issuance costs               --            --       2,000,000        2      13,966
  Elimination of accumulated
    deficit upon conversion from S
    to C corporation                         --            --              --       --     (32,292)
  Net income                                 --            --              --       --          --
                                        -------       -------       ---------    -----    --------
BALANCE, December 31, 1996                   --       $    --       8,654,000    $   9    $  7,588
                                        =======       =======       =========    =====    ========

                                        RETAINED
                                        EARNINGS/
                                      (ACCUMULATED
                                        DEFICIT)        TOTAL
                                      ------------    ---------
BALANCE, January 1, 1994              $ (22,048)      $ (3,605)
  Reissuance of shares pursuant
    to Stock Redemption and
    Royalty Agreement                        --             --
  Issuance of shares for guarantee
    of debt                                  --             --
  Net loss                              (12,186)       (12,186)
                                       --------       --------
BALANCE, December 31, 1994              (34,234)       (15,791)
  Net income                                758            758
                                       --------       --------
BALANCE, December 31, 1995              (33,476)       (15,033)
  Issuance of preferred shares,
    net of issuance costs                    --          2,555
  Conversion of shareholder debt
    to preferred shares                      --          5,000
  Payment of dividend on preferred
    shares                                   --            (77)
  Issuance of common shares pursuant
    to preferred shares issued and
    converted                                --             --
  Issuance of shares pursuant to
    IPO, net of issuance costs               --         13,968
  Elimination of accumulated
    deficit upon conversion from S
    to C corporation                     32,292             --
  Net income                              2,188          2,188
                                       --------        -------
BALANCE, December 31, 1996             $  1,004        $ 8,601
                                       ========        =======

   The accompanying notes are an integral part of these financial statements.

                                  SKYMALL, INC.

                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                          FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                     -----------------------------
                                                                       1994       1995      1996
                                                                     --------    ------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $(12,186)  $   758   $  2,188
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities-
      Depreciation and amortization                                       197       244        342
      Loss on abandonment of equipment and other assets                 1,011        --         --
      Provision for restructure charge                                  3,321        --         --
      Provision for merchandise inventory                                  75        --          2
      (Increase) decrease in:
          Accounts receivable                                             (28)      174     (3,258)
          Merchandise inventory                                         4,659       182          6
          Prepaid catalog costs                                          (380)      430       (658)
          Other assets                                                    204        --         (2)
      (Decrease) increase in:
          Accounts payable                                              2,902       341      3,928
          Accrued liabilities                                            (556)     (283)       463
          Income taxes                                                     --        --        280
          Reserve for restructure                                      (1,386)     (768)    (1,111)
                                                                     --------   -------   --------
           Net cash provided by (used for) operating activities        (2,167)    1,078      2,180
                                                                     --------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (400)     (164)      (448)
                                                                     --------   -------   --------
           Net cash used for investing activities                        (400)     (164)      (448)
                                                                     --------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable and capital leases                            --        --        (81)
   Payments on notes payable to vendors                                    --    (2,235)    (4,009)
   Proceeds from (payments on) notes payable to shareholders, net       3,292     1,200     (3,372)
   Proceeds from issuance of preferred stock, net of issuance costs        --        --      2,555
   Payment of dividends on preferred stock                                 --        --        (77)
   Proceeds from issuance of common stock, net of issuance costs           --        --     13,968
                                                                     --------   -------   --------
           Net cash provided by (used for) financing activities         3,292    (1,035)     8,984
                                                                     --------   -------   --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       725      (121)    10,716

CASH AND CASH EQUIVALENTS,
   beginning of year                                                      171       896        775
                                                                     --------   -------   --------
CASH AND CASH EQUIVALENTS,
   end of year                                                       $    896   $   775   $ 11,491
                                                                     ========   =======   ========
Income taxes paid                                                    $     --   $    --   $     --
                                                                     ========   =======   ========
Total interest paid                                                  $    378   $   356   $  1,217
                                                                     ========   =======   ========
Interest paid to shareholders                                        $     25   $   272   $  1,157
                                                                     ========   =======   ========
SUPPLEMENTAL DISCLOSURE OF
   NONCASH ACTIVITY:
   Conversion of accounts payable to notes payable to vendors        $  5,564   $    --   $     --
                                                                     ========   =======   ========
   Notes payable converted to notes payable to shareholders          $     --   $ 4,000   $     --
                                                                     ========   =======   ========
   Capital leases incurred                                           $     --   $    --   $    204
                                                                     ========   =======   ========
   Notes payable to shareholders converted to preferred stock        $     --   $    --   $  5,000
                                                                     ========   =======   ========

   The accompanying notes are an integral part of these financial statements.

                                  SKYMALL, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)     THE COMPANY:

        Nature of Organization

        SkyMall, Inc. ("Company") was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company commenced operations in 1990 after signing an agreement with a major airline to provide retail merchandise service through inflight catalogs. In 1991, the Company purchased the assets of GiftMaster, Inc., which included contracts with three major airlines and two regional airlines. The Company operates on a calendar year end of December 31. At December 31, 1996, the Company had agreements with 15 airlines to place its catalogs in the aircraft seat pockets.

        Reincorporation and Restatement of Shares

        In October, 1996, the Company reincorporated in the State of Nevada. In connection with the reincorporation, the Company completed a 1,592 to 1 share exchange, including treasury shares, resulting in 5,150,000 shares of common stock outstanding. The accompanying financial statements and footnotes have been restated for the change in the number of shares of common stock outstanding for all periods presented.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, methodologies used to determine estimates are adequate and consistent with prior periods.

        Revenue Recognition

        Merchandise sales represent the Company's total fulfilled sales at retail sales prices, net of returns and allowances, from products displayed in the Company's catalog. The Company's agreements with participating vendors provide that the vendor ship the products directly to the Company's customer upon notification of the order to the vendor. Upon notification from the participating vendors of the shipment of the goods, the Company recognizes the merchandise sale and related cost of goods sold at the agreed-upon product cost, and establishes a reserve for anticipated returns.

        In addition, under contracts with some of its participating vendors, the Company earns revenues generated by placement fees for inclusion of the merchants' products in the SkyMall catalog. Placement fees are designed to cover catalog expenses and to stabilize the Company's revenue by reducing the impact of fluctuations in merchandise sales. Catalogs are issued four times a year. The Company offers the participating vendor's products in the Company's catalogs and performs order taking and processing services. The placement fees are recognized ratably over the life of the catalog. Order taking and processing service expenses are recognized in the period incurred.

        The cost of goods sold represents the amount payable by the Company to vendors in connection with sales of merchandise included in the Company's catalog. The percentage of sales that the Company pays to the vendor varies from agreement to agreement; generally, the higher the placement fee paid by a participating merchant, the higher percentage of sales paid by the Company to the merchant, and vice versa.

                                  SKYMALL, INC.

        In addition, the Company generates revenue from the rental of its customer list. List revenue is included in placement fees and other revenue in the accompanying statements of operations.

        Shipping and Handling Charges

        The Company charges its retail customers standard fees for shipping and handling costs. The fees collected are offset against the amounts charged to the Company by its vendors for these fulfillment services provided by the vendors. Any net amount remaining is included in placement fees and other revenue in the accompanying financial statements and is not significant for any of the periods presented.

        Impairment of Long-Lived Assets

        The Company assesses the recoverability of long-lived assets, including equipment and leasehold improvements and purchased contracts by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds.

        Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.

        Cash and Cash Equivalents

        Cash equivalents include investments purchased with an original maturity of three months or less. As a result of the Company's restructure in 1994, the Company is required to pay some vendors through escrow accounts. The escrow accounts serve as security for these vendors and are funded through cash receipts of placement fees and sales of merchandise in the ordinary course of business. Total cash balances in such escrow accounts as of December 31, 1995 and 1996 were approximately $618,000 and $169,000, respectively. These amounts are included in cash and cash equivalents in the accompanying financial statements.

        Accounts Receivable

        Accounts receivable at December 31, 1995 and 1996, include amounts due from credit card companies, amounts for items shipped but not billed, and receivables from vendors for placement fees. The allowance for doubtful accounts is based on balances past due at year end, and as of December 31, 1995 and 1996 was $175,000 for each year.

        Inventory

        Inventory consists mainly of logo merchandise which cannot be delivered via drop ship by vendors. Inventory is stated at the lower of cost (first-in, first-out) or market. The Company typically has arrangements whereby inventory items may be returned to vendors if not sold. The Company has established a reserve of approximately $8,000 and $10,000 at December 31, 1995 and 1996, respectively, for damaged, obsolete or discontinued merchandise that cannot be returned to vendors.

        Prepaid Catalog Costs

        Prepaid catalog costs include primarily catalog production costs, which are deferred and amortized on a straight-line basis over the period each catalog issue is in use, currently three months.

                                  SKYMALL, INC.

        Income Taxes

        Through October 21, 1996, the stockholders of the Company elected to utilize the provisions of subchapter S of the Internal Revenue Code. In lieu of corporate income taxes, the stockholders of a subchapter S corporation are taxed on their portion of the Company's taxable income. Therefore, no provision or liability for Federal income taxes was recorded through October 21, 1996.

        Effective October 22, 1996, the Company's S corporation status was terminated in connection with its issuance of preferred stock, and the Company became a C corporation. Pursuant to the rules of the Securities and Exchange Commission, the accumulated deficit at October 22, 1996 of $32,292,000 has been reclassified to additional paid-in capital.

        Concurrently with this change in tax status, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).

        Stock-based Compensation

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, (APB No. 25), under which no compensation cost has been recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). SFAS No. 123 requires that companies that account for stock-based compensation as prescribed by APB No. 25 and disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, in addition to certain other disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 10 for these disclosures.

        Concentration of Credit Risk

        Financial   instruments   that   potentially   subject  the  Company  to
concentrations of credit risk consist of accounts receivable and accounts payable.

        Concentrations of credit risk with respect to accounts receivable and accounts payable may be limited due to the large number of participating vendors comprising the balances and the fact that certain receivable and payable balances may be offset. The Company performs ongoing credit evaluations of its merchants, but does not require collateral to support receivables. In addition, the Company has a right of offset using amounts payable to vendors on future purchases. The Company has established an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

        Net Income (Loss) Per Common Share and Supplemental Net Income Per Common Share

        Net income  (loss)  per  common  share is  computed  using the  weighted average number of shares of common stock and common stock equivalents outstanding during the year. In accordance with the rules of the Securities and Exchange Commission, options granted, and other common stock equivalents issued, by the Company for the twelve month period prior to the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented. Dilutive common equivalent shares subsequent to the initial public offering are computed using the treasury stock method. Fully diluted net income (loss) per share is not presented since such amounts would not have a material dilutive effect.

                                  SKYMALL, INC.

          Supplemental net income per common share - Assuming proceeds from the issuance of 2,000,000 common shares at the public offering of $8, net of issuance costs, were used to repay $5.0 million of the Company's indebtedness to shareholders as of January 1, 1996, net income per common share would have increased from $.38 to $.44 in 1996.

          Financial Instruments

          The Company's financial instruments include cash, accounts receivable and accounts payable. Due to the short-term nature of these instruments, the fair value of these instruments approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

(3)       PROPERTY AND EQUIPMENT:

          Property and equipment are stated at historical cost. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the terms of the respective leases, whichever is shorter. Assets leased under capital lease agreements are carried in property and equipment, and related lease amortization is included in accumulated depreciation. The following is a summary of property and equipment:


                                         ESTIMATED         DECEMBER 31,
                                           USEFUL      --------------------
                                        LIFE (YEARS)    1995         1996
                                        ------------   -------      -------
                                                      (amounts in thousands)
    Equipment                              3-10         $1,717       $2,342
    Buildings and leasehold
    improvements                          15-31          1,297        1,320
    Furniture, fixtures and other           3-7            269          273
                                                        ------       ------
                                                         3,283        3,935
    Less -- Accumulated
      depreciation                                      (1,702)      (1,986)
                                                        ------       ------
                                                        $1,581       $1,949
                                                        ======       ======
(4)        OTHER ASSETS:

        Other assets include intangibles acquired in 1991 from the purchase of GiftMaster, Inc., which are amortized using the straight-line method over their estimated useful lives. The following is a summary of other assets:


                                         ESTIMATED          DECEMBER 31,
                                          USEFUL        ------------------
                                        LIFE (YEARS)     1995         1996
                                        ------------    -----         ----
                                                       (Amounts in thousands)
    Purchased airline contracts              10          $326         $326
    Other, primarily deposits                              19           21
                                                         ----         ----
                                                          345          347
    Less - Accumulated amortization                      (131)        (189)
                                                         ----         ----

                                                         $214         $158
                                                         ====         ====

                                  SKYMALL, INC.

(5)    NOTES PAYABLE AND CAPITAL LEASES:

        Notes payable consisted of the following:
                                                              DECEMBER 31,
                                                             -------------
                                                             1995     1996
                                                             ----     ----
                                                        (Amounts in thousands)
        Note payable, interest at 8%, due in monthly
         installments (including interest) of
         approximately $4,700 through June 1997,
         secured by equipment and rents                     $  77    $  20

        Capital leases, interest at varying rates
         of 18% to 23%, due in monthly installments
         (including interest) of approximately $7,000
         through May 2001, secured by equipment                --      180
                                                            -----    -----
                                                               77      200
        Less: current portion                                 (77)     (72)
                                                            -----    -----
                                                            $  --    $ 128
                                                            =====    =====

        At December 31, 1996, aggregate annual maturities of notes payable and capital leases were as follows:

                                      (Amounts in thousands)
                1997                         $  72
                1998                            64
                1999                            26
                2000                            28
                2001                            10
                                             -----
                                             $ 200
                                             =====

        In October 1996, the Company obtained a line of credit from a bank for $4 million. The proceeds from this line of credit were used to repay notes payable to shareholders. The loan was paid in full during 1996, and the line of credit remained available to the Company through January of 1997.

        In January 1997, the Company obtained a $5 million five-year, reducing revolving line of credit ("line") from a bank. Available borrowings reduce by $1 million annually, until February 2002, when the line expires. Advances made on the line bear interest at either Prime or LIBOR, at the option of the Company, and at rates ranging from Prime to Prime plus 1.5 percent, or LIBOR plus 2.25 percent to LIBOR plus 3.25 percent, depending on certain financial ratios at the time of advance. The line is collateralized by substantially all assets of the Company, and contains covenants that require maintenance of certain financial ratios.

                                  SKYMALL, INC.

(6)     NOTES PAYABLE TO SHAREHOLDERS:

        Notes payable to shareholders consisted of the following:

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1995           1996
                                                          -------        -------
                                                          (Amounts in thousands)
        Note payable dated March 11, 1995, converted to
          preferred stock/paid in full during 1996        $4,000        $  --

        Note payable dated March 17, 1994, converted to
          preferred stock/paid in full during 1996         2,000           --

        Note payable dated March 17, 1994, converted to
          preferred stock/paid in full during 1996         1,000           --

        Note payable dated June 30, 1995, converted to
          preferred stock/paid in full during 1996           850           --

        Note payable for royalties (Note 8)                   70           38

        Accrued interest                                     572           82
                                                          ------        -----
                                                           8,492          120
        Less: current portion                                 --         (120)
                                                          ------        -----
                                                          $8,492        $  --
                                                          ======        =====

        During 1996, the Company converted $5 million of notes payable to shareholders to preferred stock and obtained a line of credit for $4 million to pay accrued interest due under shareholders' notes and the remaining principal balance due on notes payable to shareholders (see Note 5). The line of credit was repaid with proceeds from the Company's IPO, and the line of credit remained available to the Company through January 1997 when it was terminated and replaced by a $5 million line of credit (see Note 5).

        Shareholder Guarantees

        From April 1993 through March 1995 a shareholder guaranteed the amounts outstanding under the Company's line of credit with a bank. In 1993, this shareholder was issued shares in exchange for this guarantee. In 1994, this shareholder received 226,890 additional shares related to anti-dilution provisions between the then existing shareholders. The additional shares were valued at par, which is consistent with the value assigned to the shares giving rise to this issuance.

        A shareholder of the Company had guaranteed the payment of certain catalog costs incurred through December 31, 1996.

(7)     RESTRUCTURE AND RECAPITALIZATION:

        Financial and Operational Restructure

        In the fourth quarter of 1994, the Company completed a major restructuring of its business operations and relationships with its participating vendors. The Company discontinued carrying inventory by outsourcing order fulfillment to its vendors. Vendors currently drop ship directly to customers. The Company also outsourced or discontinued its non-core, nonessential business activities, such as concierge services and airport delivery of products. The Company focused on its business of providing catalogs in airline seat pockets, producing a high quality catalog, selecting quality merchandise for inclusion in its catalog, and conducting customer order taking

                                  SKYMALL, INC.

and processing services. Also, the Company disposed of substantially all of its remaining inventory, closed its warehouses, received concessions of amounts due to vendors, deferred the payment of its other vendor payables, and significantly reduced the size of its workforce. In addition, the Company entered into agreements with one of its major participating vendors to provide the Company with working capital, $1.0 million in cash and to provide services for computer processing, catalog production, database management and other services in exchange for inventory, trade names, the use of the Company's customer list and placement fees at rates below cost for a substantial number of pages in its catalogs.

        All  of  these   activities   resulted  in  a   restructure   charge  of
approximately $4.3 million in 1994, which included the following (amounts in millions):

  Loss on long-term major vendor contract discussed above          $ 3.6
  Losses on fixed asset abandonment and disposal of unneeded
     equipment and facilities                                        1.0
  Employee termination, severance costs and other                     .2
  Uncollectible accounts receivable                                   .8
  Restructure of and reduction in accounts payable                  (1.3)
                                                                   -----
                                                                   $ 4.3
                                                                   =====
        Notes Payable to Vendors

        In connection with the Company's restructuring, the Company negotiated extended payment terms with its major vendors. In addition to agreeing to the extended payment terms, certain vendors agreed to settlements of approximately 60% of the original balance owed at the time of the agreement. These amounts were converted to notes payable, generally with payment terms of 36 months, beginning January 1, 1995 and include interest at 8%. During 1996, the Company negotiated an agreement with one of the vendors whereby the Company agreed to cure its default and issued to the vendor warrants to purchase 58,824 shares of the Company's common stock at the IPO price. An expense of approximately $4,000 was recorded in 1996 related to these warrants. The proceeds received from the private placement were used to cure this and other defaults. Remaining amounts due subsequent to December 31, 1997, are classified as long-term. Other vendors were paid 50% of the balance owed to them as full settlement by December 31, 1994. As of December 31, 1996, future payments related to these notes are as follows (amounts in thousands):

                        1997          $  870
                        1998              11
                                      ------
                                      $  881
                                      ======

(8)     STOCK REDEMPTION AND ROYALTY AGREEMENT:

        In April 1993, the Company redeemed 2,268,898 shares of common stock held by a shareholder in exchange for certain intellectual property, including the Company's principal trademarks and trade names. The Company secured an exclusive license to use the intellectual property acquired by the shareholder in return for a 1% royalty on the Company's sales commencing January 1, 1994.

        On October 1, 1994, the shareholder exercised an option to terminate the Company's obligation to pay the royalty, transferred the intellectual property back to the Company and was issued 2,268,898 shares of common stock by the Company. At the time such option was exercised, the Company owed the shareholder approximately $180,000 pursuant to the license. The shareholder forgave approximately $72,000 of such amount and agreed to a payment schedule for the remainder, of which amount $38,000 is outstanding as of December 31, 1996 and is included as notes payable to shareholders (see Note 6).

                                  SKYMALL, INC.

(9)     COMMITMENTS AND CONTINGENCIES:

        Litigation

        The Company is from time-to-time subject to complaints and claims arising in the ordinary course of business, including claims concerning infringement on patent and trademark rights of others. In each instance, the Company's suppliers had warranted that the products were not infringing and indemnified the Company against any loss in connection with such claim. The Company believes that its actions with respect to products offered for sale in its catalogs are reasonable and in compliance with applicable contractual provisions. The Company further believes that none of the claims and complaints of which it is currently aware will materially affect its business, financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claims or with respect to the occurrence of any future claims.

        Leases

        The Company has entered into several operating leases for equipment and facilities. As of December 31, 1996, the future minimum payments under these leases are as follows (amounts in thousands):

                        1997               $ 96
                        1998                 92
                        1999                 54
                        2000                 43
                        2001                 43
                        Thereafter          597
                                           ----
                                           $925
                                           ====
        Other equipment and property are leased on a monthly basis. Total lease expense for the years ended December 31, 1994, 1995 and 1996 was approximately $264,000, $193,000 and $140,000, respectively.

        Lease Revenue

        The Company leases certain of its facilities to others under non-cancelable leases and month-to-month agreements. Lease revenue of $103,000, $110,000 and $118,000 for the years ended December 31, 1994, 1995 and 1996, respectively, is included in other income (expense) in the accompanying financial statements. As of December 31, 1996 future minimum lease payments to be received under non-cancelable leases are as follows (amounts in thousands):

                        1997                $118
                        1998                 112
                        1999                 103
                        2000                  68
                        2001                  68
                        Thereafter            23
                                            ----
                                            $492
                                            ====

                                  SKYMALL, INC.

        401(k) Plan

        Under the Company's 401(k) plan (the 401(k) Plan) adopted in 1992, eligible employees may direct that a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to their account. All contributions are placed in a trust fund which is invested by the 401(k) Plan's trustee. The 401(k) Plan permits participants to direct the investment of their account balances among mutual or investment funds and the Company provides a matching contribution of 25% of a participant's contributions.

        The total contributions made by the Company during the years ended December 31, 1994, 1995 and 1996 were not significant in any period.

        Employment contract

        In September 1996, the Company entered into an employment contract agreement with its president and chief executive officer, which expires September 30, 1999, at an annual compensation level of $190,000 and bonuses as the Board of Directors may specify. The contract may be renewed for a two-year period upon its initial expiration. The contract may be terminated earlier under terms and circumstances described in the agreement. Under certain circumstances, the president and chief executive officer may receive up to two years of base salary upon termination.

(10)    STOCK-BASED COMPENSATION:

        Stock Option Plans

        The Company has an incentive and nonqualified stock option plan, which allows the Company to grant to officers and key employees, (the Officer and Employee Plan) options covering up to 650,000 shares of common stock at an exercise price of not less than fair market value at the date of grant.

        In October 1996, the Company adopted a Non-Employee Director Stock Option Plan (the Director Plan), which allows the Company to grant non-employee directors options covering up to 100,000 shares of common stock at an exercise price of not less than fair market value at the date of grant.

        Under the Officer and Employee Plan, the option exercise price equals the stock's fair market value on date of grant. The Plan options generally vest 40% upon grant, and an additional 20% upon completion of each year of employment; options expire ten years after the date of grant or three months after grantee's employment termination.

        Under the Director Plan, each non-employee Board member is granted an option to purchase 5,000 common shares upon appointment to the Board and an option to purchase 3,000 shares annually, subject to certain limitations. Options are 100% vested upon grant and expire ten years after the date of issuance.

                                  SKYMALL, INC.

        A summary of the status of the Company's Plans at December 31, 1994, 1995 and 1996, and changes during the years ended December 31, 1994, 1995 and 1996, is presented in the table below:

                                                           DECEMBER 31,
                                    ---------------------------------------------------------
                                            1994                 1995              1996
                                    -----------------    ----------------    ----------------
                                             Weighted            Weighted            Weighted
                                             Average             Average             Average
                                    Shares   Exercise    Shares  Exercise    Shares  Exercise
                                    (000)     Price      (000)    Price      (000)    Price
                                    -----   ---------    -----   --------    -----   --------
Outstanding at beginning of period   162     $7.39        271     $7.39       271     $7.39
Granted                              433      7.39         --        --       187      5.82
Exercised                             --        --         --        --        --        --
Cancel shares repriced                --        --         --        --      (135)     7.39
Shares repriced                       --        --         --        --       135      5.56
Forfeited                           (324)     7.39         --        --        --        --
Expired                               --        --         --        --        --        --
                                    ----     -----        ---     -----       ---     -----
Outstanding at end of period         271     $7.39        271     $7.39       458     $6.21
                                    ====     =====        ===     =====       ===     =====
Exercisable at end of period         119                  173                 294
                                    ====                  ===                 ===

        The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5 percent, expected life of 1 to 10 years, dividend rate of zero, and expected volatility of 50 percent. Using these assumptions, the fair value of the stock options granted in 1995 and 1996 is approximately zero and $461,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Options generally vest over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per common share would have been reduced to the following pro forma amounts (in thousands):

                                      FOR THE YEAR ENDED
                                         DECEMBER 31,
                                      ------------------
                                       1995        1996
                                       ----        ----
    Net income:
        As reported                   $758        $2,188
        Pro forma                      758         1,943
    Net income per common share:
        As reported                   $.14        $  .38
        Pro forma                      .14           .35

        Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

        In February 1997, the Company granted 65,000 options under the Officer and Employee Plan.

        Stock Warrants

        In October 1996, the Company issued 200,000 warrants to underwriters, 180,000 warrants to preferred shareholders, and 58,824 warrants to a vendor to purchase common stock at an exercise price of $9.60, $8.00 and $8.00 per share, respectively.

                                  SKYMALL, INC.

(11)    INCOME TAXES:

        Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The cumulative effect of the change in the method of accounting for income taxes is not significant.

        Pro forma income taxes have not been provided for 1994 and 1995. As a result of the losses recognized in the related periods, any income tax benefit would have been fully offset by the establishment of a valuation allowance for deferred tax assets had the Company been taxed as a subchapter C corporation.

        Significant   components  of  the  Company's  deferred  tax  assets  and liabilities are as follows (amounts in thousands):

           Deferred tax liabilities:
             Tax over book depreciation                              $  59
                                                                     -----
           Total deferred tax liabilities                               59
                                                                     -----
           Deferred tax assets:
             Nondeductible reserves for bad debts and sales returns    787
             Restructure reserve                                        86
             Accrued liabilities                                        94
                                                                     -----
           Total deferred tax assets                                   967
             Valuation reserve                                        (908)
                                                                     -----
           Net deferred tax assets                                      59
                                                                     -----
           Net deferred taxes                                        $  --
                                                                     =====

        Significant components of the federal and state income tax expense are (amounts in thousands):

           Current:
             Federal expense                                         $ 190
             State expense                                              90
                                                                     -----
                 Total current                                         280
                                                                     -----
           Deferred:
             Federal                                                    --
             State                                                      --
                                                                     -----
                 Total deferred                                         --
                                                                     -----
           Income tax expense                                        $ 280
                                                                     =====

                                  SKYMALL, INC.

        A reconciliation of the Company's effective income tax rate to the federal statutory rate follows:

          Federal statutory rate                         34%
          State tax, net of federal benefit               7
          Income attributable to S corporation          (29)
          Other                                          (1)
                                                        ---
                                                         11%
                                                        ===

        Income earned prior to the termination of the S status is taxable to the individual shareholders.

(12)    MAJOR VENDORS:

        The following table sets forth net merchandise sales, placement fees and cost of sales as a percentage of the total of each category for the Company's largest participating vendor:
                                           FOR THE YEAR ENDED
                                               DECEMBER 31,
                                        --------------------------
                                        1994       1995       1996
                                        ----       ----       ----
          Net merchandise sales          21%        49%        24%
          Placement fees                 34%        44%        12%
          Cost of goods sold             25%        54%        30%

        No other vendors accounted for greater than 10% of any category listed above.

        Also, net merchandise sales of the Company's products on the five largest airlines represent approximately 87%, 80% and 86% of total net merchandise sales for the years ended December 31, 1994, 1995 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Information Statement relating to the Company's Annual Meeting to be held on May 15, 1997.

ITEM 11. EXECUTIVE COMPENSATION

        Information with respect to executive compensation is incorporated herein by reference to the Information Statement relating to the Company's Annual Meeting to be held on May 15, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Information Statement relating to the Company's Annual Meeting to be held on May 15, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information   with   respect  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Information Statement relating to the Company's Annual Meeting to be held May 15, 1997.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

          Balance Sheets as of December 31, 1995 and 1996

          Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996

          Statements of Shareholders' Equity (Deficit) for the Years ended December 31, 1994, 1995 and 1996

          Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

          Notes to Financial Statements

          (a)(2) and (d)

          None.

          (b) Reports on Form 8-K.

          None.

          (a)(3) and (c) Exhibits.

                                     EXHIBIT
                                                                     PAGE NUMBER
EXHIBIT                                                               OR METHOD
NUMBER                   DESCRIPTION                                  OF FILING
------                   -----------                                 -----------
 3.1a    Articles of Incorporation of Registrant ........................  **
 3.1b    Certificate of Amendment to Articles of Incorporation ..........  **
 3.2     Bylaws of Registrant ...........................................  **
 4.1     Amended Certificate of Designation for Preferred Stock .........  **
 4.2     Form of Common Stock Certificate ...............................  **
 4.3     Form of Representative's Warrant Agreement .....................  **
10.1     Employment Agreement between Robert M. Worsley and SkyMall, Inc.  **
10.2     Form of Airline Customer Services Agreement.....................  **
10.2a    Schedule of Omitted Material Terms from Material Airline
              Customer Services Agreement ...............................  **
10.2b    Airline Customer Services Agreement between SkyMall, Inc. and
          Continental Airlines, Inc., dated January 1, 1992, as amended..  **
10.2c    Airline Customer Services Agreement between SkyMall, Inc.
          and United Airlines, Inc., dated May 1, 1992 ..................  **
10.5     Form of Tax Indemnification Agreement ..........................  **
10.6     SkyMall, Inc. 1994 Stock Option Plan, as amended ...............  **
10.7     Non-Employee Director Stock Option Plan ........................  **
10.8a    Lease Agreement between Pasqualetti Properties, Inc. and
          Smitty's Super Valu, Inc. dated June 24, 1960 .................  **
10.8b    Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti,
          Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super
          Valu, Inc. dated March 2, 1961 ................................  **
10.8c    Addendum to Lease between Amos Pasqualetti, Ben S. Pasqualetti,
          Rose Pasqualetti Jenkins, Estate of Anthony J. Pasqualetti and
          Smitty's Super Valu, Inc. dated May 11, 1966 ..................  **
10.8d    Sublease between Schwan Brothers Properties and Smitty's Super
          Valu, Inc. dated August 1, 1984 ...............................  **
10.8e    Lease Amending Agreement between Smitty's Super Valu, Inc.,
          Pasquo Investments, and Amos Pasqualetti and Victoria
          McFarland dated October 1, 1984 ...............................  **
10.8f    Addendum to Sublease between Smitty's Super Valu, Inc. and
          Schwan Brothers Properties dated January 1, 1985 ..............  **
10.8g    Assignment of Sublease from Pima Partners to SkyMall, Inc.
          dated July 12, 1990 ...........................................  **
11       Statement Re: Computation of per share earnings ................   *
21       Subsidiaries of Registrant. .................................... N/A
23.1     Consent of Accountants.......................................... N/A
25.1     Powers of Attorney ............................................. S-1

---------

*    Filed herewith.

** Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.

                                         SKYMALL, INC.

                                         By /s/ Robert M. Worsley
                                           -------------------------------------
                                                   Robert M. Worsley
                                                      President

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT M. WORSLEY and DAVID A. WIRTHLIN, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                              TITLE                     DATE
      ---------                              -----                     ----
/s/ Robert M. Worsley
--------------------------   Chairman of the Board,
     Robert M. Worsley       President (Chief Executive Officer)  March 31, 1997

/s/  David A. Wirthlin
--------------------------   Vice President-Finance
     David A. Wirthlin       (Chief Financial and Principal       March 31, 1997
                             Accounting Officer)
/s/ Alan C. Ashton
--------------------------   Director                             March 31, 1997
     Alan C. Ashton

/s/  Lyle R. Knight
--------------------------   Director                             March 31, 1997
     Lyle R. Knight

/s/ Thomas J. Litle IV
--------------------------   Director                             March 31, 1997
     Thomas J. Litle IV

/s/ Randy Petersen
--------------------------
     Randy Petersen          Director                             March 31, 1997