Form 10-Q
period 1997-03-31
SKYMALL INC
filed 1997-05-16
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997
                               --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 000-21657


                                  SKYMALL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                                86-0651100
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1520 EAST PIMA STREET, PHOENIX, ARIZONA                           85034
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (602) 254-9777
                                                   ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

     The number of shares outstanding of the issuer's common shares, as of May 12, 1997:

                COMMON SHARES, $.001 PAR VALUE: 8,654,000 SHARES

                                  SKYMALL, INC.

                                      INDEX


PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Condensed Balance Sheets -
         March 31, 1997 and December 31, 1996.................... 3

     Condensed Statements of  Income -
         Three months ended March 31, 1997 and 1996.............. 4

     Condensed Statements of Cash Flows -
         Three months ended March 31, 1997 and 1996.............. 5

     Notes to Condensed Financial Statements..................... 6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................... 7


PART II: OTHER INFORMATION

ITEMS 1.THROUGH 5................................................ Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................... 8


SIGNATURES....................................................... 9


EXHIBITS

     Exhibit Index............................................... 10

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SKYMALL, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                              March 31,     December 31,
                                                                1997           1996
                                                              ---------     ------------
                                                             (UNAUDITED)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including escrow accounts         $ 9,602        $11,491
  Accounts receivable, net                                       2,952          4,150
  Merchandise inventory, net                                         9             14
  Prepaid catalog costs and other                                2,184          1,900
  Deferred income taxes                                             47             59
                                                               -------        -------
      Total current assets                                      14,794         17,614

PROPERTY AND EQUIPMENT, net                                      2,259          1,949
OTHER ASSETS, net                                                  195            158
                                                               -------        -------
      Total assets                                             $17,248        $19,721
                                                               =======        =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $ 6,761        $ 8,623
  Accrued liabilities                                              262            792
  Income taxes                                                      --            280
  Reserve for restructure charges                                   25            165
  Line of credit                                                   500             --
  Current portion of notes payable and capital leases               84             72
  Current portion of notes payable to vendors                      452            870
  Notes payable to shareholders                                     --            120
                                                               -------        -------
      Total current liabilities                                  8,084         10,922

DEFERRED INCOME TAXES                                               47             59
NOTES PAYABLE AND CAPITAL LEASES, net of
  current portion                                                   89            128
NOTES PAYABLE TO VENDORS, net of
  current portion                                                   --             11
                                                               -------        -------
      Total liabilities                                          8,220         11,120
                                                               -------        -------

SHAREHOLDERS' EQUITY                                             9,028          8,601
                                                               -------        -------

      Total liabilities and shareholders' equity               $17,248        $19,721
                                                               =======        =======

                             See accompanying notes.

                                  SKYMALL, INC.

                         CONDENSED STATEMENTS OF INCOME
               (Amounts in thousands, except shares and per share)
                                   (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                    ---------------------------
                                                       1997              1996
                                                    ----------        ---------
REVENUES:
  Merchandise sales, net                            $   8,084        $    5,882
  Placement fees and other                              3,507             3,073
                                                    ----------       ----------
     Total revenues                                     11,591            8,955
COST OF GOODS SOLD                                       6,610            4,696
                                                    ----------       ----------
Gross margin                                             4,981            4,259
                                                    ----------       ----------
OPERATING EXPENSES:
  Catalog expenses                                       1,889            2,151
  Selling expenses                                         670              514
  Customer service and fulfillment expenses                987              457
  General and administrative expenses                    1,092              753
                                                    ----------       ----------
     Total operating expenses                            4,638            3,875
                                                    ----------       ----------

INCOME FROM OPERATIONS                                     343              384

  Interest expense                                         (42)            (196)
  Other income                                             126               25
                                                    ----------       ----------

INCOME BEFORE INCOME TAXES                                 427              213

  Income taxes                                              --               --
                                                    ----------       ----------

NET INCOME                                          $      427       $      213
                                                    ==========       ==========

NET INCOME PER COMMON SHARE                         $      .05       $      .04
                                                    ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                  8,818,016        5,150,000
                                                    ==========       ==========


                             See accompanying notes.

                                  SKYMALL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           1997         1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $    427      $    213
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities -
  Depreciation and amortization                               123            25
  Changes in operating assets and liabilities              (1,930)          900
                                                         --------      --------
     Net cash provided by (used for)
       operating activities                                (1,380)        1,138
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (433)          (94)
                                                         --------      --------
     Net cash used for investing activities                  (433)          (94)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on line of credit                                500            --
  Proceeds from (payments on) notes payable
     and capital leases                                       (27)          168
  Payments on notes payable to vendors                       (429)         (890)
  Payments on notes payable to shareholders                  (120)         (642)
                                                         --------      --------
     Net cash used for financing activities                   (76)       (1,364)
                                                         --------      --------
DECREASE IN CASH AND
  CASH EQUIVALENTS                                         (1,889)         (320)

CASH AND CASH EQUIVALENTS,
  beginning of period                                      11,491           775
                                                         --------      --------
CASH AND CASH EQUIVALENTS,
  end of period                                          $  9,602      $    455
                                                         ========      ========

                             See accompanying notes.

                                  SKYMALL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


(1) BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) NET INCOME PER COMMON SHARE

     Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company will adopt SFAS No. 128 for the year ended December 31, 1997. The effect that the adoption of the new standard would have had on the accompanying financial statements is not significant on any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto and with the Company's audited financial statements, notes to the financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain statements herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "should be," "will be," "believes," "expects," "anticipates," "plans," "intends" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the Company's dependence on its relationships with its airline partners, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies and retailers and the Company's reliance on information and telecommunications systems, all of which are discussed more fully in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

     REVENUE AND GROSS MARGIN. Net merchandise sales increased to $8.1 million for the three months ended March 31, 1997 from $5.9 million for the three months ended March 31, 1996, or 37% due to increased focus on product merchandising and catalog distribution during the first quarter of 1997 compared to the comparable prior period. As a result of the increase in net merchandise sales, net merchandise sales per catalog increased to $1.87 for the three months ended March 31, 1997 from $1.51 for the three months ended March 31, 1996. Placement fees and other revenues increased to $3.5 million for the three months ended March 31, 1997 from $3.1 million for the three months ended March 31, 1996, or 14% due to a change in the mix of agreements with merchants. Although gross margin increased by 17% to $5.0 million for the three months ended March 31, 1997 from $4.3 million for the three months ended March 31, 1996, gross margin as a percent of total revenues decreased from 48% for the three months ended March 31, 1996 to 43% for the three months ended March 31, 1997. The decrease in gross margin percentage was primarily due to a change in the mix of agreements with merchants, which resulted in higher placement fees but retention of a lower percentage of net merchandise sales for the first quarter of 1997 compared to the comparable prior period.

     OPERATING EXPENSES. Total operating expenses increased to $4.6 million for the three months ended March 31, 1997 from $3.9 million for the three months ended March 31, 1996, or 20%. The increase was due primarily to increases of $0.5 million in customer service and fulfillment expenses and $0.3 million in general and administrative expenses, which were partially offset by a $0.3 million decrease in catalog expenses. The increase in customer service and fulfillment expenses was primarily due to a higher than anticipated level of customer service calls related to orders placed during the 1996 holiday season. General and administrative expenses increased primarily due to the addition of key personnel and infrastructure growth. The decrease in catalog expenses resulted from a reduction in paper prices from an average price of $66.05 cwt for the three months ended March 31, 1996 to an average price of $40.18 cwt for the three months ended March 31, 1997.

     INCOME FROM OPERATIONS. Income from operations decreased to $0.3 million for the three months ended March 31, 1997 from $0.4 million for the three months ended March 31, 1996. This decrease was primarily due to the $0.8 million increase in the Company's total operating expenses, which was partially offset by the $0.7 million increase in gross margin.

     INCOME TAXES. Prior to October 21, 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code and corresponding provisions of Arizona tax laws. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by the shareholders. Accordingly, no provision for income taxes was recorded for the three months ended March 31, 1996.

     Upon conversion from an S Corporation to a C Corporation, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS No. 109). In accordance with the provisions of SFAS No. 109, the Company recorded a valuation allowance against deferred tax assets due to the uncertainty as to whether the Company would be able to realize all deferred tax assets. As a result of profitable operations for the three months ended March 31, 1997, the Company reduced a portion of its deferred tax asset valuation allowance, and did not record a provision for income taxes for the three months ended March 31, 1997. It is the Company's policy to evaluate its ability to reduce the deferred tax asset valuation allowance on a period-by-period basis.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $6.7 million and a current ratio of 1.83 to 1, compared to working capital of $6.7 million and a current ratio of 1.61 to 1 at December 31, 1996. The Company used cash from operations and a portion of the proceeds of the December 1996 public offering to significantly reduce accounts payable and accrued liabilities, including notes payable to vendors. The Company believes that its working capital will be sufficient to liquidate its remaining notes payable and to satisfy its other liabilities as they become due for the foreseeable future.

     Cash provided by (used for) operating activities was ($1.4) million and $1.1 million for the three months ended March 31, 1997 and 1996, respectively. Cash used for operating activities in the three months ended March 31, 1997 was used primarily to reduce accounts payable by $3.7 million and accrued liabilities by $0.5 million. These uses were partially offset by cash provided through reductions in accounts receivable and prepaid expenses of $1.2 million and $1.8 million, respectively. Cash provided by operating activities in the three months ended March 31, 1996 was provided primarily through a reduction in prepaid catalog costs of $1.2 million, which was partially offset by an increase in accounts receivable of $0.2 million.

     Cash used for investing activities was $0.4 million and $0.1 million for the three months ended March 31, 1997 and 1996, respectively. These investments were primarily for computer software and telecommunications equipment in each period, respectively.

     Cash used for financing activities was $0.1 million and $1.4 million for the three months ended 1997 and 1996, respectively. Cash used of $0.1 million for the three months ended March 31, 1997 resulted from approximately $0.6 million in payments on notes payable to vendors, shareholders, and others which was partially offset by borrowing under the Company's line-of-credit of $0.5 million. Cash used of $1.4 million in 1996 was from payments on notes payable to vendors and shareholders of $1.5 million, and was offset by proceeds from notes payable of $0.1 million.

PART II. OTHER INFORMATION

ITEMS 1. THROUGH 5.- NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

     (10.9) Credit and Security  Agreement  Dated as of January 27, 1997 between
            SkyMall, Inc. and Imperial Bank
     (11)   Statement Re: Computation of Net Income Per Common Share.
     (27)   Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  MAY 15, 1997                  By: /s/ Robert M. Worsley
       -----------------                -------------------------------
                                             Robert M. Worsley
                                             Chairman of the Board,
                                             President (Chief Executive Officer)


Date:  MAY 15, 1997                  By: /s/ David A. Wirthlin
       -----------------                -------------------------------
                                             David A. Wirthlin
                                             Vice President-Finance,
                                             (Chief Financial and Principal
                                             Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                        Exhibit Description
--------------      ---------------------------------------------------------

   10.9 Credit and Security Agreement dated as of January 27, 1997 between SkyMall, Inc. and Imperial Bank

   11               Statement Re:  Computation of Net Income Per Common Share

   27               Financial Data Schedule