Form 10-Q
period 1997-06-30
SKYMALL INC
filed 1997-08-14
CIK 862841

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-21657


                                  SKYMALL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                        86-0651100
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                  1520 East Pima Street, Phoenix, Arizona             85034
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (602) 254-9777

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X] No [ ]

         The number of shares outstanding of the issuer's common shares, as of August 12, 1997:

                COMMON SHARES, $.001 PAR VALUE: 8,654,000 SHARES

                                  SKYMALL, INC.

                                      INDEX


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Balance Sheets -
         June 30, 1997 and December 31, 1996...........................................................      3

     Condensed Statements of  Income -
         Three and six months ended June 30, 1997 and 1996.............................................      4

     Condensed Statements of Cash Flows -
         Six months ended June 30, 1997 and 1996.......................................................      5

     Notes to Condensed Financial Statements...........................................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS  OF OPERATIONS..................................................................      7


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................................................      9

ITEM 2.  CHANGES IN SECURITIES.........................................................................      9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................................................      9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................      9

ITEM 5.  OTHER INFORMATION.............................................................................      9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................      9


SIGNATURES..............................................................................................     9


EXHIBITS

     Exhibit Index.....................................................................................     10

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                            CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                              JUNE 30,    DECEMBER 31,
                                                               1997          1996
                                                              -------       -------
                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including escrow accounts        $ 9,113       $11,491
  Accounts receivable, net                                      1,700         4,150
  Merchandise inventory, net                                       67            14
  Prepaid catalog costs and other                               2,438         1,900
  Deferred income taxes                                            47            59
                                                              -------       -------

      Total current assets                                     13,365        17,614
PROPERTY AND EQUIPMENT, net                                     2,243         1,949
OTHER ASSETS, net                                                 182           158
                                                              -------       -------

      Total assets                                            $15,790       $19,721
                                                              =======       =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $ 3,594       $ 8,623
  Accrued liabilities                                             540           792
  Income taxes                                                   --             280
  Reserve for restructure charges                                --             165
  Current portion of line of credit                             1,800          --
  Current portion of notes payable and capital leases              72            72
  Current portion of notes payable to vendors                     304           870
  Notes payable to shareholders                                  --             120
                                                              -------       -------

      Total current liabilities                                 6,310        10,922

DEFERRED INCOME TAXES                                              47            59

NOTES PAYABLE AND CAPITAL LEASES, net of
  current portion                                                  84           128
NOTES PAYABLE TO VENDORS, net of
  current portion                                                --              11
                                                              -------       -------

      Total liabilities                                         6,441        11,120
                                                              -------       -------


SHAREHOLDERS' EQUITY                                            9,349         8,601
                                                              -------       -------

      Total liabilities and shareholders' equity              $15,790       $19,721
                                                              =======       =======


                             See accompanying notes.

                                  SKYMALL, INC.


                         CONDENSED STATEMENTS OF INCOME
              (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE)
                                  (UNAUDITED)




                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                ------------------------------        ------------------------------
                                                    1997              1996                1997              1996
                                                -----------        -----------        -----------        -----------


REVENUES:
   Merchandise sales, net                       $     8,596        $     6,550        $    16,680        $    12,432
   Placement fees and other                           3,703              2,720              7,210              5,793
                                                -----------        -----------        -----------        -----------
      Total revenues                                 12,299              9,270             23,890             18,225
COST OF GOODS SOLD                                    6,953              4,857             13,563              9,553
                                                -----------        -----------        -----------        -----------
      Gross margin                                    5,346              4,413             10,327              8,672
                                                -----------        -----------        -----------        -----------

OPERATING EXPENSES:

   Catalog expenses                                   2,033              1,828              3,922              3,979
   Selling expenses                                     702                620              1,372              1,134
   Customer service and fulfillment expenses            987                516              1,974                973
   General and administrative expenses                1,443                695              2,535              1,448
                                                -----------        -----------        -----------        -----------
      Total operating expenses                        5,165              3,659              9,803              7,534
                                                -----------        -----------        -----------        -----------
INCOME FROM OPERATIONS                                  181                754                524              1,138
   Interest expense                                     (16)              (209)               (58)              (405)
   Other income                                         156                 12                282                 37
                                                -----------        -----------        -----------        -----------
INCOME BEFORE INCOME TAXES                              321                557                748                770
   Income taxes                                           -                  -                  -                  -
                                                -----------        -----------        -----------        -----------
NET INCOME                                      $       321        $       557        $       748        $       770
                                                ===========        ===========        ===========        ===========
NET INCOME PER COMMON SHARE                     $       .04        $       .11        $       .09        $       .15
                                                ===========        ===========        ===========        ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                       8,706,936          5,150,000          8,712,228          5,150,000
                                                ===========        ===========        ===========        ===========



                             See accompanying notes.

                                  SKYMALL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ------------------------

                                                                  1997            1996
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    748        $    770
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities --
  Depreciation and amortization                                      277             141
  Changes in operating assets and liabilities                     (3,891)           (543)
                                                                --------        --------

    Net cash provided by (used for) operating activities          (2,866)            368
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (571)           (175)
                                                                --------        --------

    Net cash used for investing activities                          (571)           (175)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                     1,800              --
  Payments on notes payable and capital leases                       (44)             (2)
  Payments on notes payable to vendors                              (577)           (913)
  Proceeds from (payments on) notes payable to shareholders         (120)            402
                                                                --------        --------

    Net cash provided by (used for) financing activities           1,059            (513)
                                                                --------        --------

DECREASE IN CASH AND
 CASH EQUIVALENTS                                                 (2,378)           (320)

CASH AND CASH EQUIVALENTS,
 beginning of period                                              11,491             775
                                                                --------        --------

CASH AND CASH EQUIVALENTS,
 end of period                                                  $  9,113        $    455
                                                                ========        ========




                             See accompanying notes.

                                  SKYMALL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



(1)  BASIS OF PRESENTATION

       The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)  NET INCOME PER COMMON SHARE

       Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The Company will adopt SFAS No. 128 for the year ended December 31, 1997. The effect that the adoption of the new standard would have had on the accompanying financial statements is not significant on any period presented.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

         Revenue and Gross Margin. Net merchandise sales increased to $8.6 and $16.7 million for the three and six months ended June 30, 1997, respectively, from $6.6 and $12.4 million for the comparable periods in the prior year, respectively, or 30% and 35%, respectively, due primarily to increased focus on product merchandising, increased catalog distribution, and promotional activities during the first six months of 1997 compared to the comparable periods in the prior year. As a result of the increase in net merchandise sales, net merchandise sales per catalog increased to $2.03 and $1.99 for the three and six months ended June 30, 1997, respectively, from $1.75 and $1.63 for the comparable periods in the prior year, respectively. Placement fees and other revenues increased to $3.7 and $7.2 million for the three and six months ended June 30, 1997, respectively, from $2.7 and $5.8 million for the comparable periods in the prior year, respectively, or 37% and 24%, respectively, due to a change in the mix of agreements with merchants. Although gross margin increased by 21% and 19% to $5.3 and $10.3 million for the three and six months ended June 30, 1997, respectively, from $4.4 and $8.7 million for the comparable periods in the prior year, respectively, gross margin as a percent of total revenues decreased from 48% for the three and six months ended June 30, 1996, respectively, to 43% for the three and six months ended June 30, 1997, respectively. The decrease in gross margin percentage was primarily due to a change in the mix of agreements with merchants, which resulted in higher placement fees but retention of a lower percentage of net merchandise sales for the first six months of 1997 compared to the comparable periods in the prior year.

         Operating Expenses. Total operating expenses increased to $5.2 and $9.8 million for the three and six months ended June 30, 1997, respectively, from $3.7 and $7.5 million for the comparable periods in the prior year, respectively, or 41% and 31%, respectively. The increases were due primarily to increases of $0.5 and $1.0 million in customer service and fulfillment expenses and $0.7 and $1.1 million in general and administrative expenses for the three and six months ended June 30, 1997, respectively, compared to the comparable prior periods. The increases in customer service and fulfillment expenses were primarily due to the increases in net merchandise sales, and the addition of personnel in anticipation of increased sales volumes. General and administrative expenses increased primarily due to the addition of key personnel and infrastructure growth.

         Income from Operations. Income from operations decreased to $0.2 and $0.5 million for the three and six months ended June 30, 1997, respectively, from $0.8 and $1.1 million for the comparable periods in the prior year, respectively. The decreases were primarily due to the $1.5 and $2.3 million increases in the Company's total operating expenses, which were partially offset by the $0.9 and $1.7 million increases in gross margin for the three and six months ended June 30, 1997, respectively, compared to the comparable prior periods.

         Other Income and Interest Expense. Interest expense decreased to $0.02 and $0.06 million for the three and six months ended June 30, 1997, respectively, from $0.2 and $0.4 million for the comparable periods in the prior year. The decreases were due to a reduction of notes payable to vendors and shareholders in the fourth quarter of 1996. Other income increased to $0.2 and $0.3 million for the three and six months ended June 30, 1997, respectively, from $0.01 and $0.04 for the comparable periods in the prior year. The increases were due primarily to interest earned on cash balances in 1997.

         Income Taxes. Prior to October 21, 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code and corresponding provisions of Arizona tax laws. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by the shareholders. Accordingly, no provision for income taxes was recorded for the three and six months ended March 31, 1996 and June 30, 1996, respectively.

         Upon conversion from an S Corporation to a C Corporation, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109). In accordance with the provisions of SFAS No. 109, the Company recorded a valuation allowance against deferred tax assets due to the uncertainty as to whether the Company would be able to realize all deferred tax assets. As a result of profitable operations for the three and six months ended June 30, 1997, respectively, the Company reduced a portion of its deferred tax asset valuation allowance, and did not record a provision for income taxes for the three and six months ended June 30, 1997. It is the Company's policy to evaluate its ability to reduce the deferred tax asset valuation allowance on a period-by-period basis.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of $7.1 million and a current ratio of 2.12 to 1, compared to working capital of $6.7 million and a current ratio of 1.61 to 1 at December 31, 1996. The Company used cash from operations and a portion of the proceeds of the December 1996 public offering to significantly reduce accounts payable and accrued liabilities, including notes payable to vendors. The Company believes that its working capital will be sufficient to liquidate its remaining notes payable and to satisfy its other liabilities as they become due for the foreseeable future.

         Cash provided by (used for) operating activities was ($2.9) million and $0.4 million for the six months ended June 30, 1997 and 1996, respectively. Cash used for operating activities in the six months ended June 30, 1997 was used primarily to reduce accounts payable by $5.0 million and to increase prepaid catalog costs by $0.5 million. These uses were partially offset by cash provided through a $2.5 million reduction in accounts receivable. Cash provided by operating activities in the six months ended June 30, 1996 was provided primarily through an increase of $0.7 increase in accounts payable, which was partially offset by an increase in prepaid catalog costs of $0.6 million.

         Cash used for investing activities was $0.6 million and $0.2 million for the six months ended June 30, 1997 and 1996, respectively. These investments were primarily for computer software and telecommunications equipment in each period, respectively.

         Cash provided by (used for) financing activities was $1.1 million and ($0.5) million for the six months ended 1997 and 1996, respectively. Cash provided by financing for the six months ended June 30, 1997 resulted from borrowing under the Company's line-of-credit of $1.8 million, which was offset by approximately $0.7 million in payments on notes payable to vendors, shareholders, and others. Cash used for financing in 1996 was from payments on notes payable to vendors of $0.9 million, and was offset by proceeds from notes payable to shareholders of $0.4 million.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         Not Applicable

ITEM 2.  CHANGES IN SECURITIES
         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 15, 1997. At the meeting, all of the Company's directors, as previously reported in the Company's Annual Report on Form 10-K, were re-elected to the Board of Directors. In addition, the Company's Shareholders ratified the appointment of Arthur Andersen, L.L.P. as the Company's independent accountants. Of the votes cast at the meeting, 4,687,161 or 54% of the Company's outstanding stock was voted in favor of each director standing for election and in favor of the ratification of the Company's independent accountants.

ITEM 5.  OTHER INFORMATION
         Not Applicable

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

Date:         August 14, 1997        By:  /s/ Robert M. Worsley
       --------------------------         ---------------------------
                                          Robert M. Worsley
                                          Chairman of the Board,
                                          President (Chief Executive Officer)


Date:         August 14, 1997        By:  /s/ Darryl S. Baker
       --------------------------         --------------------------
                                          Darryl S. Baker
                                          Acting Chief Financial and Principal
                                          Accounting Officer

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER                                  EXHIBIT DESCRIPTION
----------------           ---------------------------------------------------------
       11                  Statement Re:  Computation of Net Income Per Common Share

       27                  Financial Data Schedule