Form 10-Q
period 1997-09-30
SKYMALL INC
filed 1997-11-14
CIK 862841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-21657


                                  SKYMALL, INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                                86-0651100
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1520 East Pima Street, Phoenix, Arizona                             85034
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

                                 Yes [X] No [ ]

      The number of shares outstanding of the issuer's common shares, as of
                                November 13, 1997

                COMMON SHARES, $.001 PAR VALUE: 8,534,000 SHARES

                                  SKYMALL, INC.

                                      INDEX


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Balance Sheets -
         September 30, 1997 and December 31, 1996..........................    3

     Condensed Statements of Income -
         Three and nine months ended September 30, 1997 and 1996...........    4

     Condensed Statements of Cash Flows -
         Nine months ended September 30, 1997 and 1996.....................    5

     Notes to Condensed Financial Statements...............................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................    7


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................    9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................    9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................    9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    9

ITEM 5.  OTHER INFORMATION.................................................    9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................    9


SIGNATURES.................................................................   10


EXHIBITS

     Exhibit Index.........................................................   11

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                            CONDENSED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)



                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               1997          1996
                                                              -------       -------
                                                            (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including escrow accounts        $ 7,102       $11,491
  Accounts receivable, net                                      2,793         4,150
  Prepaid catalog costs and other                               1,936         1,914
  Deferred income taxes                                           127            59
                                                              -------       -------

      Total current assets                                     11,958        17,614
PROPERTY AND EQUIPMENT, net                                     3,319         1,949
OTHER ASSETS, net                                                 172           158
                                                              -------       -------

      Total assets                                            $15,449       $19,721
                                                              =======       =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                            $ 5,223       $ 8,623
  Accrued liabilities                                             621           792
  Income taxes                                                     --           280
  Reserve for restructure charges                                  --           165
  Line of credit                                                  138            --
  Current portion of notes payable and capital leases             302           942
  Notes payable to shareholders                                    --           120
                                                              -------       -------

      Total current liabilities                                 6,284        10,922

DEFERRED INCOME TAXES                                              27            59

NOTES PAYABLE AND CAPITAL LEASES, net of
  current portion                                                  77           139
                                                              -------       -------

      Total liabilities                                         6,388        11,120
                                                              -------       -------


SHAREHOLDERS' EQUITY                                            9,061         8,601
                                                              -------       -------

      Total liabilities and shareholders' equity              $15,449       $19,721
                                                              =======       =======

                             See accompanying notes.

                                  SKYMALL, INC.

                         CONDENSED STATEMENTS OF INCOME
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                --------------------------     --------------------------
                                                   1997           1996            1997           1996
                                                -----------    -----------     -----------    -----------
REVENUES:
   Merchandise sales, net                       $     9,175    $     6,474     $    25,855    $    18,906
   Placement fees and other                           3,793          2,838          11,003          8,631
                                                -----------    -----------     -----------    -----------
         Total revenues                              12,968          9,312          36,858         27,537

COST OF GOODS SOLD                                    7,707          5,172          21,270         14,725
                                                -----------    -----------     -----------    -----------

         Gross margin                                 5,261          4,140          15,588         12,812
                                                -----------    -----------     -----------    -----------

OPERATING EXPENSES:

   Catalog expenses                                   2,004          1,726           5,926          5,705
   Selling expenses                                     736            531           2,108          1,665
   Customer service and fulfillment expenses            912            538           2,886          1,511
   General and administrative expenses                1,394            842           3,929          2,290
                                                -----------    -----------     -----------    -----------
         Total operating expenses                     5,046          3,637          14,849         11,171
                                                -----------    -----------     -----------    -----------
INCOME FROM OPERATIONS                                  215            503             739          1,641

   Interest income (expense), net                       108           (182)            332           (550)
                                                -----------    -----------     -----------    -----------
INCOME BEFORE INCOME TAXES                              323            321           1,071          1,091

   Income taxes                                          --             --              --             --
                                                -----------    -----------     -----------    -----------
NET INCOME                                      $       323    $       321     $     1,071    $     1,091
                                                ===========    ===========     ===========    ===========
NET INCOME PER COMMON SHARE                     $       .04    $       .06     $       .12    $       .21
                                                ===========    ===========     ===========    ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                       8,647,182      5,191,279       8,711,658      5,191,279
                                                ===========    ===========     ===========    ===========


                             See accompanying notes.

                                  SKYMALL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ---------------------
                                                                    1997         1996
                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  1,071     $  1,091
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     417          212
     Changes in operating assets and liabilities                    (2,821)        (161)
                                                                  --------     --------

         Net cash provided by (used in) operating activities        (1,333)       1,142
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (1,761)        (210)
                                                                  --------     --------

         Net cash used in investing activities                      (1,761)        (210)
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on line of credit, net                                 138           --
     Payments on notes payable and capital leases, net                (702)      (1,317)
     Repurchase of common shares                                      (611)          --
     Proceeds from (payments on) notes payable to shareholders        (120)         623
                                                                  --------     --------

         Net cash used in financing activities                      (1,295)        (694)
                                                                  --------     --------

         Decrease in cash and cash equivalents                      (4,389)         238

CASH AND CASH EQUIVALENTS,
     beginning of period                                            11,491          775
                                                                  --------     --------

CASH AND CASH EQUIVALENTS,
     end of period                                                $  7,102     $  1,013
                                                                  ========     ========

                             See accompanying notes.

                                  SKYMALL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)



(1) BASIS OF PRESENTATION

       The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2) NET INCOME PER COMMON SHARE

       Net income per common share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

       In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. The Company will adopt SFAS No. 128 for the year ended December 31, 1997. The adoption of SFAS No. 128 will not have a significant impact on the accompanying condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached condensed financial statements and notes, the Company's audited financial statements and notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

         Revenue and Gross Margin. Net merchandise sales for the three and nine months ended September 30, 1997 were $9,175,000 and $25,855,000, respectively, representing an increase of 42% and 37% over the same periods in 1996. The increases are primarily due to increases over the prior year in catalog distribution of 12% and 11% and in net merchandise revenue per page of 16% and 17% for the three and nine month periods. Placement fees and other revenues for the three and nine months ended September 30, 1997 were $3,793,000 and $11,003,000, respectively, representing an increase of 34% and 27%, respectively, over the same periods in 1996. Gross margin increased $1,121,000 or 27% and $2,776,000 or 22% for the three and nine months ended September 30, 1997, but declined as a percentage of revenues to 41% from 44% and to 42% from 47% for the three and nine month periods. The decrease in gross margin percentage was primarily due to a change in the mix of agreements with merchants, which resulted in higher placement fees but retention of a lower percentage of net merchandise sales for the first nine months of 1997 compared to the same periods in 1996.

         Operating Expenses. Total operating expenses for the three and nine months ended September 30, 1997 were $5,046,000 or 39% of total revenue and $14,849,000 or 40% of total revenue, respectively, compared to $3,637,000 or 39% of total revenue and $11,171,000 or 41% of total revenue for the same periods in 1996. The increase in operating expenses is primarily due to added administrative and call center personnel and other infrastructure investments made to support business growth. This increase is offset, in part, by a decrease in catalog expenses as a result of lower paper costs compared to 1996.

         Income from Operations. Income from operations for the three and nine months ended September 30, 1997 was $215,000 and $739,000, respectively, compared to $503,000 and $1,641,000 for the same periods in 1996. The decreases are a result of the items mentioned above.

         Interest income (expense), net. Interest income (expense), net for the three and nine months ended September 30, 1997 was $108,000 and $332,000, respectively, compared to ($182,000) and ($550,000) for in the same periods in 1996. The change from expense to income is the result of the recapitalzation of the Company in 1996, which included retirement of debt and an initial public offering of the Company's common stock.

         Income Taxes. Prior to October 21, 1996, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code and corresponding provisions of Arizona tax laws. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by the shareholders. Accordingly, no provision for income taxes was recorded for the three and nine months ended September 30, 1996.

         Upon conversion from a S Corporation to C Corporation, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS No. 109). In accordance with the provisions of SFAS No. 109, the Company recorded a valuation allowance against deferred tax assets due to the uncertainty as to whether the Company would be able to realize all deferred tax assets. As a result of profitable operations for the three and nine months ended September 30, 1997, respectively, the Company reduced a portion of its deferred tax asset valuation allowance, and did not record a provision for income taxes for the three and nine months ended September 30, 1997. It is the Company's policy to evaluate its ability to reduce the deferred tax asset valuation allowance on a period-by-period basis.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30 1997 the Company had net working capital of $5,674,000 and a current ratio of 1.9 to 1. In addition, the Company maintains a reducing revolving line of credit from a bank in the amount of $5,000,000. Available borrowings under the revolving line of credit are reduced by $1,000,000 beginning January 1998 and annually thereafter. As of November 12, 1997, the entire amount of the revolving line was available to the Company.

         Cash used in operating activities was $1,333,000 for the nine months ended September 30, 1997. The primary use was the reduction of accounts payable of $3,400,000 offset by a reduction of accounts receivable of $1,400,000. Cash used in investing activities for the nine months ended September 30, 1997 was $1,761,000 consisting primarily of capital expenditures for telephone and computer software and equipment and the build-out of a new call processing center. Cash used in financing activities was $1,295,000 consisting of debt payments of $822,000, the repurchase of 100,000 common shares of the Company's stock for $611,000, and borrowing under the revolving line of credit of $138,000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 11, 1996, the Company's Registration Statement on Form SB-2 (File No. 333-18605) (the "Form SB-2"), was declared effective by the U.S. Securities and Exchange Commission. The Form SB-2 was prepared in connection with an initial public offering by the Company of 2,000,000 shares (the "Shares") of Common Stock (the "Offering"). The Offering commenced on December 11, 1996 and terminated December 16, 1996, the date on which all of the Shares were sold. The Offering was underwritten by Josephthal Lyon & Ross Incorporated and Crurttenden Roth Incorporated on a firm commitment basis. The Shares were offered to the public at a price of $8.00 per Share, or $16,000,000 in the aggregate for all 2,000,000 Shares offered, all of which were sold as of the date the offering terminated.

         During the period commencing December 11, 1996 and terminating December ____, 1996 (the "Post-Effective Period"), the Company's actual expenses incurred in connection with the issuance and distribution of the Shares registered pursuant to the Form SB-2 equaled approximately $______ in the aggregate, which consisted of the following: (i) $760,000 in aggregate underwriting discounts and commissions, (iii) $______ in expenses paid to or for the underwriter and (iii) $______ in other expenses. Of the $______ in other expenses, approximately (i) $______ consisted of direct or indirect payments to the Company's officers, directors, holders of a least 10% of any class of the Company's outstanding securities or other affiliated (collectively "Affiliates").

         After deducting the foregoing expenses, the offering resulted in approximately $14,000,000 in net proceeds to the Company. During the Post-Effective Period, the Company used a portion of the net proceeds as follows: approximately (i) $______ for the construction of the plant, building and facilities, (ii) $______ for the purchase and installation of machinery and equipment, (iii) $______ for the repayment of indebtedness, (iv) $______ for working capital purposes, (v) $______ for temporary investments consisting of__________________________________________________________________________ and
(vi) __________________________________________________________________________.
Of such amounts, approximately $______ consisted of direct or indirect payments to Affiliates and approximately $______ consisted of direct or indirect payments to others. The preceding discussion of the Company's use of new proceeds is based upon reasonable estimates by management. The Company's use of proceeds from the offering, as described herein, (DOES/DOES NOT) represent a material change from that described in the prospectus included in the Form SB-2. (IF THERE IS A MATERIAL CHANGE, DESCRIBE).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         (11) Statement Re: Computation of Net Income Per Common Share.

         (27) Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 11, 1996, the Company's Registration Statement on Form S-1 (File No. 333-17609) (the "Form S-1"), was declared effective by the U.S. Securities and Exchange Commission. The Form S-1 was prepared in connection with an initial public offering by the Company of 2,000,000 shares (the "Shares") of Common Stock (the "Offering"). The Offering commenced on December 11, 1996 and terminated December 16, 1996, the date on which all of the Shares were sold. The Offering was underwritten by Josephthal Lyon & Ross Incorporated and Cruttenden Roth Incorporated on a firm commitment basis. The Shares were offered to the public at a price of $8.00 per Share, or $16,000,000 in the aggregate for all 2,000,000 Shares offered, all of which were sold as of the date the offering terminated.

     The Company's actual expenses incurred in connection with the issuance and distribution of the Shares registered pursuant to the Form S-1 equaled approximately $2,032,000 in the aggregate, which consisted of the following: (i) $1,120,000 in aggregate underwriting discounts and commissions, (ii) $148,000 in expenses paid to or for the underwriter and (iii) $764,000 in other expenses. Of the $764,000 in other expenses, no direct or indirect payments were made to the Company's officers, directors, holders of at least 10% of any class of the Company's outstanding securities or other affiliated parties (collectively "Affiliates").

     After deducting the foregoing expenses, the Offering resulted in approximately $13,968,000 in net proceeds to the Company. For the period from December 16, 1996 through September 30, 1997, the Company used a portion of the net proceeds as follows: approximately (i) $850,000 for building improvements to the corporate offices and the call processing center, (ii) $950,000 for the purchase and installation of telephone and computer software and equipment,
(iii) $4,000,000 for the reduction of the Company's revolving line of credit,
(iv) $350,000 for marketing and promotional expenses, (v) $200,000 for development of additional circulation media, (vi) $618,000 for working capital purposes, and (vii) $7,000,000 for temporary investments consisting of a Merrill Lynch Money Market Fund. None of the above mentioned amounts consist of direct or indirect payments to Affiliates. The preceding discussion of the Company's use of net proceeds is based upon reasonable estimates by management. Except for capital expenditures discussed in items (i) and (ii) above, the Company's use of proceeds from the Offering, as described herein, does not represent a material change from that described in the Prospectus included in the Form S-1. The Company continues to evaluate the use and allocation of the Offering proceeds and, as discussed in the Form S-1, may re-allocate or use the Offering proceeds for different purposes as business conditions warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

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

Date: November 14, 1997             By: /s/ Robert M. Worsley
     -------------------               -------------------------------------
                                        Robert M. Worsley
                                        Chairman of the Board,
                                        President (Chief Executive Officer)


Date: November 14, 1997             By: /s/ Allen R. Westergard
     -------------------               -------------------------------------
                                        Allen R. Westergard
                                        Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION
------                                      -------------------

11                            Statement Re: Computation of Net Income Per Common
                              Share

27                            Financial Data Schedule