Form 10-Q/A
period 1997-09-30
SKYMALL INC
filed 1997-11-18
CIK 862841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

Date: November 18, 1997             By: /s/ Robert M. Worsley
     -------------------               -------------------------------------
                                        Robert M. Worsley
                                        Chairman of the Board,
                                        President (Chief Executive Officer)


Date: November 18, 1997             By: /s/ Allen R. Westergard
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