Form 10-K
period 1997-12-31
SKYMALL INC
filed 1998-03-30
CIK 862841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-K

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 1997

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

                                                  Name of each exchange on which
      Title of each class                                   registered
 None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, .001 par value
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 12, 1998, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $11,792,000. The aggregate market value was based on the closing price of Common Stock as reported by the Nasdaq Stock Market's National Market.

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

         At March 12, 1998, the number of shares of Common Stock outstanding was 8,489,600 and there were no shares of Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on May 20, 1998, which will be filed pursuant to regulation 14A within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this report, but only to the extent indicated therein.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
      Item 1.  Business...................................................     1
      Item 2.  Properties.................................................    10
      Item 3.  Legal Proceedings..........................................    10
      Item 4.  Submission of Matters to a Vote of Security Holders........    10


PART II
      Item 5.  Market for the Registrant's Common Stock and Related
                 Stockholder Matters......................................    10
      Item 6.  Selected Financial Data....................................    11
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    13
      Item 7A. Quantitative and Qualitative Disclosure About Market Risk..    19
      Item 8.  Financial Statements and Supplementary Data................   F-1
      Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................    20


PART III
      Item 10. Directors and Executive Officers of the Registrant.........    20
      Item 11. Executive Compensation.....................................    20
      Item 12. Security Ownership of Certain Beneficial Owners
                 and Management...........................................    20
      Item 13. Certain Relationships and Related Transactions.............    20

PART IV
      Item 14. Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K........................    20


SIGNATURES................................................................   S-1

ITEM 1.  BUSINESS

GENERAL

         SkyMall, Inc. ("SkyMall" or the "Company"), the largest in-flight catalog company in the United States, makes high-quality products and services available to more than 400 million airline passengers per year. The Company markets and sells a broad selection of premium merchandise provided by participating merchants, including major catalog companies and specialty retailers, such as Brookstone(R), Frontgate(R), Hammacher Schlemmer, Norm Thompson(R)/Solutions(R), The Sharper Image(R) and the Wine Enthusiast(R). The merchandise of each participating merchant is presented in a separate section of the SkyMall catalog to allow browsing from "store to store," providing the convenience and variety of an upscale shopping mall environment. Substantially all of the merchandise sold by the Company is shipped directly to customers by participating merchants, thus avoiding significant inventory risk. The Company has exclusive agreements to place its catalogs in aircraft seat pockets on 16 airlines, which carried approximately 70 percent of all domestic passengers in 1997, including America West, Continental, Delta, Southwest, TWA, United and US Airways. As a result, the Company believes the SkyMall catalog is available to over 1.0 million domestic airline passengers each day. The Company has experienced substantial growth since it restructured operations in 1994. Total revenues have increased from approximately $30.3 million in 1994 to approximately $60.8 million in 1997, for a compound annual growth rate of 26 percent. The Company's revenue per passenger enplanement on flights carrying the SkyMall catalog increased from approximately $0.06 in 1994 to approximately $0.11 in 1997, for a compound annual growth rate of 22 percent.

       The Company's foundation is built on its relationships with its customers, airline, and merchant partners. The Company's customers enjoy the convenience of being able to shop for a wide variety of innovative products while traveling. The Company offers a no mark-up, fair price guarantee under which the Company will refund the price difference if the customer finds the same item advertised elsewhere at a lower price. In order to enhance the ongoing appeal of its product offerings, the Company produces four new catalogs per year. The Company maintains a toll free 24-hour telephone ordering service (from air and ground phones), and an in-house staff of customer service representatives who are trained to provide exemplary service in order to build strong customer loyalty and increase revenue from repeat and referral business.

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

       Participating merchants obtain exposure for their products and services to a demographically diverse group of potential customers with strong economic profiles, generate additional revenues, and acquire new customers to add to their own proprietary mailing lists. Under contracts with participating merchants, the Company earns percentages of revenues generated by the Company's sales, placement fees for inclusion of the merchants' products in the SkyMall catalog, or a combination thereof. The SkyMall catalog typically features over 60 participating merchants.


MARKET OVERVIEW

         A broad spectrum of companies market goods and services to airline passengers. Fifty-five percent of people with household incomes in excess of $40,000 per year fly at least once each year, while only 23 percent of people with household incomes of $40,000 or less travel on airlines. A significant portion of in-flight marketing consists of "direct-response" marketing, where the merchant seeks to entice the passenger to take immediate action in response to viewing the advertisement or marketing materials, such as placing a telephone call to obtain the goods or services offered. By contrast, "image" marketing, which is also conducted in-flight, seeks to build brand awareness and foster a favorable image of products or services and the company offering them. Although the primary goal of the SkyMall catalog is to elicit a direct-response from passengers, merchants that offer goods and services in the SkyMall catalog also build their brand awareness and image.

         Although many products and services are offered to passengers while in-flight through a number of media, the SkyMall catalog is unique in the airline marketing industry because it is devoted exclusively to catalog shopping. Most airlines provide their passengers with airline-sponsored "in-flight" magazines, which are placed in airline seat pockets along with the SkyMall catalog, as well as other magazines and periodicals. Many in-flight magazines contain pages devoted exclusively to marketing products and services. None of these in-flight magazines, however, is devoted solely to shopping.

         Video marketing is also conducted while passengers are in-flight in the form of video promotions played on monitors located at the front of or interspersed throughout passenger cabins and on seatback video displays. Video marketing on the monitors frequently consists of various in-flight programming prepared by the airline and sponsored by companies targeting airline passengers with favorable economic profiles. Although video shopping has not historically been a significant source of revenue for the Company, in recent years, the Company has offered video shopping services on both video monitors and seatback video displays on selected flights.

         On many international flights, airlines offer passengers duty-free products while in-flight through their flight attendants who deliver the merchandise to passengers at the time of purchase. Because airlines carry the merchandise on the plane, the product selections are somewhat limited, consisting principally of spirits, tobacco, perfume, and gift items.

         Of the various media employed by merchants to market goods and services to airline passengers, the Company believes the SkyMall catalog is among the most effective, due in part to the increasing popularity of catalog shopping in general. Over the past 15 years, consumers have increasingly relied on catalogs and direct mail to purchase goods and services. Approximately 44 percent of households in the United States ordered merchandise from catalogs in 1997, generating an estimated $78.6 billion in consumer catalog sales. If current trends continue, the Company believes in-flight catalog shopping will gain increasing acceptance by airline passengers, particularly those who appreciate the time-saving convenience of catalog shopping.

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

         Offer Competitive Pricing and a No Mark-Up, Fair Price Guarantee. SkyMall offers its customers the convenience of in-flight shopping at prices competitive with those of merchants offering the same or similar products. To emphasize its competitive pricing strategy, SkyMall offers its customers a no mark-up, fair price guarantee under which SkyMall will refund the price difference to the customer if the customer finds the same item advertised elsewhere at a lower price.

         Appeal to a Broad Consumer Base. Airline travelers represent a diverse cross-section of the public. Accordingly, the Company's catalogs are designed to have a much broader appeal than most catalogs. The Company offers a wide variety of products, including health and beauty aids, children's toys, executive gifts, educational foreign language tapes, gourmet cooking aids, exercise equipment, luggage, travel aids, and stylish home accessories. Many of the Company's products are luxury items, which are particularly well-suited to the diverse demographics of airline passengers who have higher-than-average disposable incomes.

         Provide Customers with a Convenient One-Stop Shopping Service. SkyMall is a "one-stop" shopping source for customers who, with a single phone call, may purchase a variety of merchandise offered by many participating merchants. Although most of the merchandise offered in the SkyMall catalog is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees. In addition, each company typically has different customer service hours and credit and payment policies. Unlike SkyMall, few of these companies offer frequent flier credit for purchases. By compiling the merchandise of its various participating merchants into a single catalog, the Company affords its customers access to more than 1,250 products offered by over 60 participating merchants and the convenience of uniform customer service policies.

         Provide Outstanding Customer Service and Toll-Free Ordering. The Company maintains an in-house staff of customer service representatives who are trained to resolve customer problems. The Company's customer service staff is friendly and helpful with customers and knowledgeable about the wide range of products sold by the Company. The Company's customer service representatives encourage customers to purchase additional products with each order to increase the Company's average revenue per order. The Company believes the customer goodwill developed by its customer service representatives builds strong customer loyalty and increases revenue from repeat and referral business. The Company also offers services designed to maximize convenience to the traveler, including 24-hour telephone, internet, and facsimile ordering, toll-free ordering from air phones, and a 60-day "no questions asked" return or exchange policy.

AIRLINE RELATIONSHIPS

         The Company has exclusive relationships with its airline partners, which are a vital component of the Company's business strategy. The SkyMall program offers airlines a low-risk means of incrementally increasing their earnings. Since commencing operations in 1991, the Company has grown from a single airline partner to 16 airline partners, including most of the major domestic airlines. In exchange for placement of its catalogs in seat-back pockets, the Company pays each airline partner a monthly commission based on net merchandise revenues generated by the Company from sales to that airline's passengers. Some agreements also require payment of a minimum monthly commission or a boarding cost that reimburses the airline for the increased fuel costs attributable to the weight of the catalogs. For 1997, total commissions paid or payable to SkyMall's airline partners amounted to approximately $3.4 million which included minimum monthly commissions and boarding costs of approximately $2.2 million. In addition to increasing airline earnings, the Company's airline partners also benefit from enhancing the in-flight experience of their passengers by providing the Company's catalog as an additional amenity. SkyMall's agreements with its airline partners generally have a term of at least one year and thereafter annually are automatically renewable subject to termination with 60 to 180 days' advance notice by either SkyMall or the airline. The Company believes its relations with each of its airline partners are good.

         SkyMall's catalogs are currently available on all domestic and selected international flights of the following air carriers:

                                        1997 DOMESTIC
               CARRIERS(1)              ENPLANEMENTS            INITIAL
                                      (IN MILLIONS)(2)        CATALOG(3)
         -------------------------    ------------------     --------------
         Alaska                               13                 July 1991
         America West                         17                  Feb 1994
         Atlantic Southeast                    4                 July 1991
         Continental                          40                April 1991
         Delta                               103                 July 1991
         Frontier                              2                 Sept 1995
         Horizon                               4                 July 1991
         Midway                                2                 June 1994
         Pan Am                                1                  Nov 1997
         Reno Air                              4                April 1997
         SkyWest                               3                 July 1991
         Southwest                            56                 July 1996
         Sun Country                           3                  Jan 1995
         TWA                                  24                  Feb 1991
         United                               73                 June 1992
         US Airways                           57                 July 1991
                                      ------------------
                  Total                      406
                                      ==================

----------
(1) The Company's catalog carries the SkyMall name on all participating airlines except (a) United, where the Company's catalog carries the name "High Street Emporium" and (b) US Airways, where the catalog carries the name "Selections".

(2) Source:  U.S. Monitor.

(3) The Company's catalog has been available on these airlines continuously from the date the initial catalog was placed on the airline, except for (a) US Airways, which suspended carrying the SkyMall catalog on July 1, 1996 but resumed carrying the SkyMall catalog effective November 1, 1996 and (b) Pan Am, which ceased operations in February 1998. To the extent Pan Am resumes operations, the Company may continue to provide the SkyMall catalog to Pan Am.

         The following airline partners each accounted for in excess of 10 percent of the Company's net merchandise sales for the year ended 1997:

                                      PERCENT OF NET MERCHANDISE SALES
         NAME OF AIRLINE                 THROUGH DECEMBER 31, 1997
         ----------------------       --------------------------------
         Delta                                     23%
         United                                    21%
         Continental                               16%
         Southwest Airlines                        10%
                                                   ---

                  Total                            70%
                                                   ===

MERCHANT RELATIONSHIPS

         Merchant Agreements. The Company enters into agreements with merchants who supply the products and services offered in the Company's catalog. Under its contracts with participating merchants, the Company earns percentages of revenues generated by the Company's sales or placement fees for inclusion of the merchants' products in the SkyMall catalog, or a combination thereof. Participating merchants agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out of stock. Generally, the Company's agreements with participating merchants provide that prices for products included in the SkyMall catalogs be honored by merchants as long as the Company receives orders from a catalog edition. The agreements typically have an initial term of a single quarterly catalog and automatically renew thereafter for successive catalog editions. During 1997, the Company renegotiated many of its merchant partner agreements to establish more favorable cost structures and in some cases to extend the term of the arrangements to one year. The merchants typically agree to indemnify the Company for any losses associated with injuries caused to customers from the use of such merchant's product, to carry product liability insurance that names SkyMall as an additional insured, and to indemnify the Company against claims that their products infringe on the intellectual property rights of third parties.

         Name Brand Stores in the SkyMall Catalog. The Company's catalogs assemble premium, name brand merchandise and are formatted to allow the traveling customer to browse from "store-to-store," providing the convenience and variety of an upscale shopping mall environment. Its largest "stores" are generally well-known catalog and retail companies that have chosen to participate in the SkyMall program in order to generate additional revenue, build name recognition and brand awareness, and acquire new customers to add to their own proprietary mailing lists.

         The major catalog and retail companies currently featured in the SkyMall catalog or those who have participated in recent editions of the catalog include:

                    NAME BRAND STORES IN THE SKYMALL CATALOG

Balducci's                                        Mrs. Field's
British Links                                     Nightingale Conant
Brookstone(R)                                     Norm Thompson(R)/Solutions(R)
Calyx & Corrolla                                  Orvis(R)
Competitive Edge Golf(R)                          Successories(R)
Frontgate(R)                                      Sundance
Hammacher Schlemmer                               Syber Vision(R)
Hello Direct(R)                                   The Cigar Enthusiast
Huntington Clothiers(R)                           The Safety Zone
Johnston & Murphy                                 The Sharper Image(R)
Last Best Place                                   The Wine Enthusiast(R)
Mattel(R)

         Merchandise Selection. The Company continually responds to numerous merchants who inquire about showcasing their products or services in the SkyMall catalog. As a result, the Company has been able to identify and offer to its customers the unique products they desire at competitive prices. Products are selected for each catalog by the Company's merchandising staff with the help of each of the major participating merchants. Approximately one-third of the products in each new edition of the SkyMall catalog have not been previously featured in the SkyMall catalog.

         Products Offered. The Company typically offers more than 1,250 products in each of its catalogs, which average 168 pages per edition. In order to enhance the ongoing appeal of its product offerings, the Company produces four new catalogs per year and regularly replaces the products in its catalogs. The Company seeks out new and unique items that may not be available in ordinary retail stores, with an emphasis on upscale merchandise selling for $29.95 or more. During 1997, the Company's more popular product categories included household items, electronics, personal care items, clothing, multimedia items, and travel accessories. In 1997, two merchants accounted for 16 percent and 13 percent, respectively, of the Company's net merchandise sales. No other merchant in 1997 accounted for more than 10 percent of the Company's net merchandise sales.

GROWTH STRATEGY

         Increase Revenue Per Passenger. The Company's primary growth strategy is to increase its revenue per passenger enplanement. The Company's revenue per passenger enplanement on flights carrying the SkyMall catalog has increased to approximately $0.11 in 1997 from $0.06 in 1994, for a compound annual growth rate of 22 percent. To increase revenue per passenger enplanement, the Company has implemented or may implement the following programs:

                  Marketing and Promotional Programs. The Company has developed several innovative marketing and promotional programs, some of which are facilitated through the unique relationships between the Company and its airline partners. Some of these programs are modeled after historically successful "duty-free", in-flight sales programs offered on international flights. Although the Company does not plan to offer duty-free merchandise to airline passengers, it believes it can emulate several of the marketing aspects of duty-free shopping to increase sales of merchandise offered in the SkyMall catalog. The Company believes that duty-free merchandising is successful for many reasons, including (i) the high-level of awareness of duty-free shopping among airline passengers, (ii) the perception among duty-free shoppers that they are purchasing merchandise at a discount, (iii) the limited time offer of duty-free merchandise which requires passengers to purchase merchandise while the plane is in flight to take advantage of the perceived discount, (iv) the participation of commissioned flight attendants who encourage passengers to purchase merchandise, and (v) the optimal mix of duty-free products, some of which encourage "impulse" purchases by passengers.

                  Among the plans in various stages of implementation by the Company are (i) enhancing promotion of the Company's shopping services through on-board announcements, including video and audio programming,
         (ii) mailing inserts in frequent flyer statements in order to promote awareness of the Company's products and services, (iii) offering airlines and key airline employees incentives for promoting the use of the Company's catalogs among airline passengers, (iv) conducting in-flight, gate, and jetway promotions, such as gift certificates, discount certificates, and special offers to passengers who order while in-flight, (v) making the Company's catalogs available in airport lounges, (vi) continually upgrading and analyzing the appropriate mix of products for inclusion in the SkyMall catalog to encourage passengers to make purchases, and (vii) point-of-sale promotions. The Company believes the foregoing programs may increase revenue per passenger enplanement and may also increase the awareness of the SkyMall catalog generally so that airline passengers will be more likely to make purchases from the SkyMall catalog. However, there can be no assurance that the Company will be able to fully implement the foregoing marketing programs, including those modeled after successful duty-free programs, and there can be no assurance that the successful implementation of the foregoing programs will result in an increase in the Company's revenue per passenger enplanement.

                  Direct Marketing and Related Programs. Through its data management system, the Company maintains a database of customer information, including customer names, addresses, and product purchases. From this database, the Company obtains information about customer buying patterns and preferences. The Company strives to develop customer loyalty and to increase revenues from its existing customer base. To increase the number of repeat customer purchases, the Company has implemented various programs designed to develop customer loyalty and increase the customer's average order size. The Company may expand its direct marketing and related programs to selected customer groups and tailor the marketing materials to the preferences of those groups as demonstrated by their prior purchasing history.

         Increase Catalog Circulation and Develop New Distribution Channels. To increase its customer base, the Company seeks to continually expand its catalog circulation on major airlines and to establish new distribution channels when appropriate. The Company has implemented or may implement a number of programs designed to increase the circulation of the SkyMall catalog and reach new customers, including the following:

                  Expanding Domestic Airline Partnerships. The Company seeks to secure agreements from additional major airlines to carry the SkyMall catalog. In addition, the Company from time-to-time includes a small selection of its products and services in in-flight magazine inserts to give new airlines the opportunity to test the Company's services and to make the Company's products and services available on smaller airlines where a full-length catalog is not cost effective.

                  Developing International Airline Partnerships. Although some duty-free and shopping catalogs are available on international flights, the Company believes that this market is substantially underserved. In 1997, the Company launched a new international initiative with United Airlines and Empire Airport Service Co., Ltd., a Japan-based duty-free retail company, to provide a Japanese language catalog to the more than five million international passengers who travel each year on United Airlines' flights serving Tokyo and Osaka, Japan. The first edition of the Japanese language catalog, which was placed on board in January 1998, features merchandise from some of SkyMall's long-standing merchant partners and is targeted to the tastes and preferences of the Japanese customer. As more information regarding the effectiveness of this program becomes available, the Company may consider additional controlled and carefully planned expansion into large international markets through cooperative ventures with its current domestic airline partners as well as new international partners.

                  Electronic Commerce Initiative. In the fourth quarter of 1997, the Company launched an electronic commerce initiative that included an improved Web site at www.skymall.com and a program for providing internet-based shopping to SkyMall's airline partners and other entities interested in providing SkyMall's merchandise to visitors to their own Web sites. The Company's Web site showcases products offered in the Company's print catalog and provides customers an additional channel of customer service and support. The Company plans to continue to evaluate the results of the electronic commerce initiative and may, depending on such results, consider expanding such initiative.

                  Other Distribution Channels. The Company believes its shopping services will appeal to consumers in airports as well as other locations and may test and, if effective, implement additional programs when appropriate. In 1997, the Company began testing several new distribution channels, including an electronic hotel shopping program and an upscale specialty catalog for one of its airline partners for distribution in its member-oriented lounges. The Company frequently receives inquiries from its airline partners and other third parties for similar programs. Based on the results of such testing, the Company may consider expanding or eliminating these additional distribution channels.

BUSINESS OPERATIONS

         Customer Service Center; Order Processing and Fulfillment. The Company maintains a well-trained, in-house staff of customer service representatives located in Phoenix, Arizona and outsources "overflow" calls to independent call centers when appropriate. Sales calls are accepted 24 hours each day, 7 days a week. The Company monitors the quality of its customer service operations closely and regularly implements improvements in its customer service operations.

         At March 12, 1998, the Company employed approximately 140 customer service representatives. In 1997, the Company expanded its customer contact center by 133 telephone service stations, bringing the total capacity of the customer contact center to 211. The Company's telephone equipment distributes calls to sales representatives and provides detailed call reporting and analysis, assisting the Company with order processing and marketing efforts. The Company's customer service representatives are given incentives for outstanding service. The Company maintains no significant inventory. Therefore, once the Company receives a customer order, it is transmitted to the appropriate merchant which ships the merchandise directly to the customer. Most orders are delivered to customers within seven to ten days. The Company's average order size is approximately $95.

         Over 87 percent of the Company's daily orders are received on "toll-free" numbers, including seven percent from toll-free air phones, with the remaining orders arriving by U.S. mail, facsimile, and the internet. Air phones offer customers a convenient way to order goods and services from the Company while in flight. Most airline passengers who have access to air phones are able to place orders with the Company while in flight by using a "speed dial" number programmed into the air phone. In late 1997, the Company renegotiated its agreements with air phone service providers which serve substantially all of the Company's airline partners. These new arrangements, which include joint marketing programs, have enabled the Company to more actively promote ordering via the air phone. The Company plans to continue testing various air phone promotions and implementing new programs when appropriate to promote "impulse" purchasing from the SkyMall catalog while in flight.

         Credit Sales. Most of the more than 550,000 customer orders received by the Company during 1997 were billed to customer credit cards. The remaining customers generally paid for their purchases by personal check. To minimize credit losses, the Company obtains approval from the customer's credit card company prior to processing each order. In addition, when the customer requests that his or her merchandise be shipped to an address that is different than the customer's billing address, the Company typically verifies the charge authorization directly with the credit card holder at his or her billing address. The Company verifies personal bank checks received from customers with an independent service bureau prior to processing the customer's order. Although the Company's credit losses are generally immaterial, under its agreements with participating merchants, the Company has the right to obtain reimbursement from the merchants for any credit losses it reasonably incurs.

         Information Systems. The Company maintains an information system that is used primarily to capture and process customer orders. The Company typically receives approximately 2,200 calls per day in off-peak seasons and approximately 6,400 calls per day during the peak of the holiday season. The Company's information system has the capacity to process approximately 10,000 calls per day.

         After the Company processes an order in its information system, the order is forwarded to a merchant to be filled. In late 1996, the Company began implementation of a uniform electronic transmission system which allows the Company to transmit customer orders to merchants electronically. Under this system, orders received through the Company's information system are forwarded to a third party, the LitleNet Direct Commerce Network(SM) (the "Network"), for further processing. The Network has developed a proprietary system that electronically delivers order information to the merchants in a form that is compatible with each such merchant's information systems. The Company contracts for access to the Network on a per transaction basis, permitting the Company to expand the capabilities of its information systems without additional infrastructure development, maintenance, and upgrade expense. Currently, approximately 50 percent of the Company's orders are processed electronically via the Network.

         Catalog Production and Distribution. Catalog design and layout for each section of the Company's catalog is generally provided directly by the participating merchant but must be within the Company's design guidelines. After the catalog is designed, the Company submits its catalog to each of its airline partners for approval. The cover and some pages of the airline catalogs are customized to achieve a look and feel unique to that airline, although the products featured and the balance of the basic content are common to all of the Company's catalogs. After the catalogs are printed, the Company ships the catalogs to its airline partners who distribute the catalogs to the cities in which they operate and place the catalogs on their aircraft. Each catalog has a source code that permits the Company to track catalog distribution and sales attributable to catalogs carried by its airline's partners.

HOUSE FILE

         The Company maintains a customer database or "house file" which contains a variety of information about the more than one million customers who have purchased merchandise or services from the Company. In addition to the customer's name and address, the Company's house file also contains a detailed history of purchases made by customers with the Company. This information serves as a useful tool in evaluating the effectiveness of marketing efforts and in identifying the Company's best customers. Like other catalog companies, the Company "rents" its house file for a fee. By renting its house file, the Company is able to generate incremental revenues without incurring significant costs. The house file is updated on a daily basis as orders are received. In 1997, the Company undertook various database analysis initiatives with some of its airline partners that enabled the Company to learn more about the buying habits and preferences of the Company's existing customers as well as frequent flyers in general. This information has been used by the Company to better merchandise the SkyMall catalog, develop marketing programs, and to cost effectively evaluate certain new business initiatives.

COMPETITION

         In-Flight Shopping. The Company believes that its long standing relationships with its airline partners and participating merchants create substantial barriers to competition in the in-flight catalog shopping business. However, in 1997, Northwest Airlines began offering a merchandise catalog to its customers though a competitor of the Company. Some competitors of the Company have greater financial, marketing, and other resources, and may seek to enter or expand penetration into the in-flight catalog shopping market in competition with the Company.

         In-Flight Marketing. The Company competes with other companies who market products and services to passengers while in flight, including those who advertise in in-flight magazines and other periodicals, sponsor airline video and audio programming, and offer in-flight video shopping services. Several companies have announced they may develop seatback interactive video shopping services, some of which have greater resources than the Company. As seatback interactive video shopping services become more available to airline passengers, competition in the in-flight marketing business is likely to increase.

         General Catalog and Retail Sales. The catalog sales and retail markets are both highly fragmented and highly competitive. The Company competes for customers to some degree with all retailers and catalog companies, including airport retailers, duty-free retailers, specialty stores, department stores, specialty catalog companies, and general merchandise catalog companies, many of which have significantly greater financial, marketing, and other resources than the Company. However, because many of the Company's competitors target people with strong economic profiles, a number of the Company's competitors are also participants in the SkyMall catalog program.

REGULATION

         The Company's operations are subject to various federal, state, and local laws and regulations, including state sales tax laws and various Federal Trade Commission regulations governing the sale of merchandise by mail. The Company collects applicable sales taxes from its customers on all merchandise sales and remits the sales taxes to state taxing authorities. The Federal Trade Commission regulations applicable to the Company's operations impose various requirements on the processing of customer orders, including shipping deadlines, delay notices, order cancellations, and refunds. The Company believes that these regulations do not have a material impact on its business operations.

EMPLOYEES

         At March 12, 1998, the Company had 190 employees. Approximately 90 percent of the Company's employees are full-time employees. The Company makes significant use of temporary and part-time employees to process orders during the holiday season. The Company believes it has good relations with its employees.

TRADEMARKS AND TRADE NAMES

         SkyMall is a registered trademark of the Company. The loss of the SkyMall trademark could have a material adverse effect on the Company. In addition, the Company uses a number of other trademarks and trade names in its business, none of which the Company believes are material to its overall operations.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Phoenix, Arizona, where the Company leases approximately seven acres of land under long-term leases expiring in 2012, with an option to extend to 2062. The Company owns the improvements to this land which include offices, warehouses, storage facilities, and a small retail shopping center, consisting of an aggregate of approximately 50,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending or threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol "SKYM". The high and low closing prices of the Company's Common Stock from December 16, 1996 (the date of the Company's initial public offering) through December 31, 1997 are set forth in the following table. As of March 12, 1998, the Company had 74 record holders of its Common Stock.

                         1997                     1996
                  ------------------       ------------------
                   High        Low           High       Low
                  -------    -------       -------    -------
         Q1       $10.500    $ 8.000         N/A        N/A
         Q2       $ 8.500    $ 5.500         N/A        N/A
         Q3       $ 7.750    $ 4.125         N/A        N/A
         Q4       $ 6.875    $ 4.125        $9.125     $8.250

         The Company has never paid a dividend on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance operations and expand the Company's business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA


                      SELECTED FINANCIAL AND OPERATING DATA
          (IN THOUSANDS, EXCEPT SHARE, PER SHARE, AND OPERATING DATA)

     The selected financial data as of and for each of the five years ended December 31, 1997 are derived from the Financial Statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with the Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------
                                                    1997           1996            1995            1994            1993
                                                 -----------    -----------     -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:

Merchandise sales, net                           $    42,844    $    30,978     $    26,883     $    22,062     $    24,507
Placement fees and other                              17,974         12,707          16,198           8,241           2,560
                                                 -----------    -----------     -----------     -----------     -----------

     Total revenues                                   60,818         43,685          43,081          30,303          27,067
Cost of goods sold                                    35,099         24,257          24,564          16,266          13,691
                                                 -----------    -----------     -----------     -----------     -----------

     Gross Margin                                     25,719         19,428          18,517          14,037          13,376
                                                 -----------    -----------     -----------     -----------     -----------
Catalog expenses                                       9,082          7,670           9,532           9,644           6,890
Selling expenses                                       3,450          2,476           2,229           2,754           2,921
Customer service and fulfillment expenses              4,438          2,823           2,136           2,919           4,514
General and administrative expenses                    6,340          3,340           3,112           5,886           4,530
Restructure charges                                       --             --              --           4,332              --
                                                 -----------    -----------     -----------     -----------     -----------
     Total operating expenses                         23,310         16,309          17,009          25,535          18,855
                                                 -----------    -----------     -----------     -----------     -----------
Income (loss) from operations                          2,409          3,119           1,508         (11,498)         (5,479)
Interest and other income
  (expense), net                                         462           (651)           (750)           (688)           (287)
                                                 -----------    -----------     -----------     -----------     -----------
Income (loss) before income taxes                      2,871          2,468             758         (12,186)         (5,766)

Income taxes                                             300            280              --              --              --
                                                 -----------    -----------     -----------     -----------     -----------
Net income (loss)                                      2,571          2,188             758         (12,186)         (5,766)
Preferred stock dividends                                 --             77              --              --              --
                                                 -----------    -----------     -----------     -----------     -----------
Net income (loss) available for
  common shares                                  $     2,571    $     2,111     $       758     $   (12,186)    $    (5,766)
                                                 ===========    ===========     ===========     ===========     ===========
Diluted net income (loss) per common share       $       .30    $       .38     $       .14     $     (3.43)    $     (1.69)

Diluted weighted average shares outstanding        8,675,803      5,599,443       5,431,337       3,557,787       3,413,073

SELECTED OPERATING DATA (UNAUDITED):

Number of domestic enplanements (in 000's) (1)       579,822        530,661         498,611         481,755         448,647
Domestic enplanement percentage (2)                       70%            63%             64%             72%             76%
Revenue per passenger enplanement (3)            $      0.11    $      0.09     $      0.08     $      0.06     $      0.07
Number of airlines at end of period (4)                   16             15              20              21              15
Number of catalogs produced (in 000's) (5)            16,933         15,729          17,162          15,747          15,661
Average number of pages per catalog (6)                  168            148             137             133             102
Revenue per catalog produced (7)                 $      2.53    $      1.97     $      1.57     $      1.40     $      1.56
Revenue per page printed (8)                     $     0.015    $     0.013     $     0.011     $     0.011     $     0.015

                                                                                  DECEMBER 31,
                                                 --------------------------------------------------------------------------
                                                    1997           1996            1995            1994           1993
                                                 -----------    -----------     -----------     -----------     -----------
BALANCE SHEET DATA:
Cash and cash equivalents                        $     9,412    $    11,491     $       775     $       896     $       171
Working capital (deficit)                              6,050          6,692          (4,734)         (7,540)         (3,580)
Total assets                                          26,634         19,721           4,726           5,913          10,394
Long-term debt                                            66            139          10,818           8,082           2,978
Shareholders' equity (deficit)                   $    10,307    $     8,601     $   (15,033)    $   (15,791)    $    (3,603)

----------
(1) Represents the total number of revenue passengers flown on scheduled domestic airlines in the given period.

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

(5) Represents the number of SkyMall catalogs produced by the Company during the period for distribution to airlines.

(6) Represents the average number of pages in the SkyMall catalog during the period.

(7) Represents net merchandise sales for the period divided by the number of SkyMall catalogs produced by the Company during the period.

(8) Represents net merchandise sales for the period divided by the number of SkyMall catalogs produced multiplied by the average number of pages per catalog during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Financial Statements and the related notes thereto, and the Selected Financial and Operating Data contained elsewhere herein.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationships that certain items bear in relation to total revenues of the Company.

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                          --------------------------------------
                                                             1997          1996          1995
                                                          ----------    ----------    ----------
         Net merchandise sales                                    70%           71%           62%
         Placement fees and other                                 30%           29%           38%
                                                          ----------    ----------    ----------
         Total revenues                                          100%          100%          100%
                                                          ----------    ----------    ----------
         Gross margin                                             42%           44%           43%
                                                          ----------    ----------    ----------
         Catalog expenses                                         15%           17%           22%
         Selling expenses                                          6%            6%            5%
         Customer service and fulfillment expenses                 7%            6%            5%
         General and administrative expenses                      10%            8%            7%
                                                          ----------    ----------    ----------
         Total operating expense                                  38%           37%           39%
                                                          ==========    ==========    ==========
         Income from operations                                    4%            7%            4%
                                                          ==========    ==========    ==========

1997 COMPARED TO 1996

         Revenue and Gross Margin. Net merchandise sales increased to $42.8 million in 1997 from $31.0 million in 1996, or 38 percent. The increase is primarily due to increases over the prior year in catalog distribution of eight percent and in net merchandise revenue per page printed of 13 percent. Placement fees and other revenues increased to $18.0 million in 1997 from $12.7 million in 1996, or 41 percent. Gross margin increased to $25.7 million in 1997 from $19.4 million in 1996, or 32 percent; however, gross margin declined to 42 percent of total revenues in 1997 from 44 percent in 1996. The decrease in gross margin percentage was primarily due to a change in the mix of agreements with merchants which resulted in higher placement fees but retention of a lower percentage of net merchandise sales in 1997.

         Operating Expenses. Total operating expenses increased to $23.3 million or 38 percent of total revenues in 1997 from $16.3 million or 37 percent of total revenues in 1996. Catalog expenses, consisting of catalog production, paper, and printing costs, increased to $9.1 million in 1997 from $7.7 million in 1996, or 17 percent. The increase is due to increases in catalog distribution of eight percent and 14 percent in average pages per catalog in 1997 compared to 1996, offset in part by a decrease in average paper cost per hundred weight to $41 in 1997 from $55 in 1996. The Company's paper costs are anticipated to be approximately $45 to $48 per hundred weight in 1998. Selling expenses, which represent commissions paid to airlines and marketing partners, remained constant at six percent of total revenues. Customer service and fulfillment expenses, which include a full-service customer contact center and a drop-ship and order-coordination center increased to $4.4 million, or seven percent of total revenues, in 1997 compared to $2.8 million, or six percent of total revenues, in 1996. The increase in customer service and fulfillment expense in 1997 is due primarily to the addition of call center personnel. General and administrative expenses increased to $6.3 million in 1997 from $3.3 million in 1996. The increase is due primarily to addition of key management personnel and other infrastructure investments to support anticipated future business growth. During fourth quarter of 1997, the Company launched several new business initiatives including an international catalog, an electronic commerce initiative, and a specialty catalog distributed in membership-oriented airport lounges.

         Income from Operations. Income from operations was $2.4 million or four percent of total revenues in 1997, a decrease from $3.1 million or seven percent of total revenues in 1996, as a result of the items discussed above.

         Income Taxes. Income tax expense amounted to $300,000 in 1997 compared to $280,000 in 1996. Income tax expense in 1997 was lower than the statutory rate due to a reduction in certain temporary differences, as well as the elimination of the valuation allowance for deferred tax asset items. Income tax expense in 1996 was lower than the statutory rate due to the conversion from an S corporation to a C corporation in October, 1996.

1996 COMPARED TO 1995

         Revenue and Gross Margin. Net merchandise sales increased to $31.0 million in 1996 from $26.9 million in 1995, or 15 percent. Placement fees and other revenues decreased to $12.7 million in 1996 from $16.2 million in 1995, or 22 percent. The increase in net merchandise sales and decrease in placement fees is a result of changes in participating merchant agreements and the composition of the pages within the catalog year over year. The net result of these changes increased gross margins as a percentage of total revenues to 44 percent in 1996 compared to 43 percent in 1995.

         Operating Expenses. Total operating expenses decreased to $16.3 million in 1996 from $17.0 million in 1995, or four percent, due primarily to a $1.9 million reduction in catalog expenses. This reduction resulted from elimination of unprofitable circulation of the SkyMall catalog by eliminating routes on certain airlines, terminating agreements with certain regional airlines, and lower pricing on the Company's printing contract. The reduction in catalog expense was offset in part by increases of $0.3 million, $0.7 million, and $0.2 million in selling, customer service and fulfillment, and general and administrative expenses, respectively.

         Income from Operations. Income from operations increased to $3.1 million or seven percent of total revenues in 1996 from $1.5 million or four percent of revenues in 1995, as a result of the items discussed above.

         Income Taxes. Prior to October 21, 1996, the Company elected to be taxed under Subchapter S of the Internal Revenue Code and corresponding provisions of Arizona tax laws. As a result of the election, federal and state income taxes on the net income of the Company were payable personally by shareholders; accordingly, statements of income for periods prior to 1996 do not include a provision for federal and state income taxes. Had the Company been a C corporation for these periods, no federal or state income taxes would have been due as a result of net operating loss carry-forwards from the earlier years. In the fourth quarter of 1996 and thereafter, the Company became subject to federal and state income taxes as a result of its conversion from an S corporation to a C corporation and no net operating losses incurred while the Company was an S corporation are available to the Company to offset future earnings. As a result of the change from an S corporation to a C corporation, the Company recorded a provision for income taxes of $280,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $2.6 million in 1997 compared to $2.2 million in 1996 and $1.1 million in 1995. The improvement year over year is primarily due to increases in net income.

         Cash used in investing activities was $2.8 million in 1997 consisting primarily of building improvements, furniture and fixtures, and computer software and hardware relating to the Company's customer contact center and corporate offices. Cash used in investing activities for 1996 and 1995 amounted to $0.4 million and $0.2 million, respectively, relating to telecommunications and computer equipment and furniture and fixtures. During 1998, management anticipates that capital expenditures will amount to $1.5 million relating primarily to building improvements and computer software and hardware.

         Cash used in financing activities amounted to $1.9 million in 1997 relating to payments on notes payable of $1.0 million and the repurchase of 137,400 shares of the Company's common stock for $0.9 million. In addition, on March 9, 1998, the Company repurchased an additional 27,000 shares of the Company's common stock for $0.1 million. In 1996, the Company was recapitalized resulting in net cash provided by financing activities of $9.0 million, including net proceeds of the Company's initial public offering of common stock of $14.0 million, proceeds from issuance of preferred stock of $2.5 million, offset by a use of cash of $7.5 million for payment of debt obligations. For 1995, cash used in financing activities amounted to $1.0 million, including $2.2 million for payment on shareholder notes payable and $1.2 million from note proceeds from shareholders.

         At December 31, 1997, the Company had net working capital of $6.1 million, which included cash and cash equivalents of $9.4 million. Additionally, the Company maintains a reducing revolving line of credit at a bank with a maximum available line of $4.0 million. As of March 12, 1998, the entire balance of the revolving line of credit was unused. Typically, cash provided from operations is adequate to supply working capital and provide for investing activities.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 11, 1996, the Company's Registration Statement on Form S-1 (File No. 333-17609) (the "Form S-1"), was declared effective by the U.S. Securities and Exchange Commission. The Form S-1 was prepared in connection with an initial public offering by the Company of 2,000,000 shares (the "Shares") of common stock (the "Offering"). The Offering commenced on December 11, 1996 and terminated December 16, 1996, the date on which all of the Shares were sold. The Offering was underwritten by Josephthal Lyon & Ross Incorporated and Cruttenden Roth Incorporated on a firm commitment basis. The Shares were offered to the public at a price of $8.00 per share, or $16.0 million in the aggregate for all 2,000,000 Shares offered, all of which were sold as of the date the offering terminated.

         The Company's actual expenses incurred in connection with the issuance and distribution of the Shares registered pursuant to the Form S-1 equaled approximately $2.0 million in the aggregate, which consisted of the following:
(i) $1.1 million in aggregate underwriting discounts and commissions, (ii) $0.2 million in expenses paid to or for the underwriter, and (iii) $0.7 million in other expenses. Of the $0.7 million in other expenses, no direct or indirect payments were made to the Company's officers, directors, holders of 10 percent or more of any class of the Company's outstanding securities or other affiliated parties (collectively "Affiliates").

         After deducting the foregoing expenses, the Offering resulted in approximately $14.0 million in net proceeds to the Company. For the period from December 16, 1996 through December 31, 1997, the Company used the net proceeds as follows: approximately (i) $1.0 million for building improvements to the corporate offices and the customer contact center, (ii) $1.7 million for the purchase and installation of telephone and computer software and equipment,
(iii) $4.0 million for the reduction of the Company's revolving line of credit,
(iv) $0.4 million for marketing and promotional expenses, (v) $0.4 million for development of additional circulation media, (vi) $0.9 million for the repurchase of 137,400 of the Company's common shares, and (vii) $5.6 million for temporary investments consisting primarily of money market funds. None of the above mentioned amounts consist of direct or indirect payments to Affiliates. The preceding discussion of the Company's use of net proceeds is based upon reasonable estimates by management. Except for capital expenditures and the repurchase of the Company's common shares discussed in items (i), (ii), and (iv) above. The Company's use of proceeds from the Offering, as described herein, does not represent a material change from that described in the Prospectus included in the Form S-1. The Company continues to evaluate the use and allocation of the Offering proceeds and, as discussed in the Form S-1, may re-allocate or use the Offering proceeds for different purposes as business conditions warrant.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's operating results may fluctuate from period to period as a result of the seasonal nature of the retail industry. The Company recognizes its highest sales levels during the fourth quarter holiday season, and the fourth quarter typically accounts for approximately 40 percent of the Company's annual merchandise sales.

         The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 1997 and 1996.

                                        YEAR ENDED                              YEAR ENDED
                                     DECEMBER 31, 1997                       DECEMBER 31, 1996
                           -------------------------------------   -------------------------------------
                           1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR
                           -------   -------   -------   -------   -------   -------   -------   -------
Merchandise sales, net     $ 8,084   $ 8,596   $ 9,175   $16,989   $ 5,882   $ 6,550   $ 6,474   $12,072

Placement fees and other     3,507     3,703     3,793     6,971     3,073     2,720     2,838     4,076
                           -------   -------   -------   -------   -------   -------   -------   -------
Total revenues              11,591    12,299    12,968    23,960     8,955     9,270     9,312    16,148
                           -------   -------   -------   -------   -------   -------   -------   -------
Gross margin                 4,981     5,346     5,261    10,131     4,259     4,414     4,139     6,616
                           -------   -------   -------   -------   -------   -------   -------   -------
Catalog expenses             1,889     2,033     2,004     3,156     2,151     1,828     1,726     1,965

Selling expenses               670       702       736     1,342       514       620       531       811

Customer service and
Fulfillment expenses           987       987       912     1,552       457       515       539     1,312

General and
Administrative
Expenses                     1,092     1,443     1,394     2,411       753       695       842     1,050
                           -------   -------   -------   -------   -------   -------   -------   -------
Total operating
expenses                     4,638     5,165     5,046     8,461     3,875     3,658     3,638     5,138
                           -------   -------   -------   -------   -------   -------   -------   -------
Income from operations     $   343   $   181   $   215   $ 1,670   $   384   $   756   $   501   $ 1,478
                           =======   =======   =======   =======   =======   =======   =======   =======

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's financial position, results of operations or earnings per share data as currently reported.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         Certain statements herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "should be," "will be," "believes," "expects," "anticipates," "plans," "intends", "may" and similar expressions identify forward-looking statements. These forward looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the Company's dependence on its relationships with its airline partners, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies and retailers, and the Company's reliance on information and telecommunications systems, all of which are discussed more fully below and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

RISK FACTORS

     Limited History of Profitable Operations; No Assurance of Continued Profitability. The Company commenced operations in late 1990, and prior to 1995 the Company incurred substantial losses. There can be no assurance that the Company's operations will remain profitable.

     No Assurance of Continued Growth. Since its inception, SkyMall has rapidly expanded its operations, growing from total revenues of $0.02 million in 1990 to total revenues of $60.8 million in 1997. The Company's continued growth will depend to a significant degree on its ability to increase revenue per passenger, broaden its customer base by entering into relationships with new domestic and foreign airlines, and implement other programs that increase the circulation of the SkyMall catalog. The Company's ability to implement its growth strategy will also depend on a number of other factors, many of which are or may be beyond the Company's control, including (i) the ability of the Company to select products for its catalog that appeal to its customer base, (ii) sustained or increased levels of airline travel, particularly in domestic airline markets, (iii) the continued perception by participating merchants that the Company offers an effective marketing channel for their products and services, (iv) the Company's ability to attract, train, and retain qualified employees and management, and
(v) the continued profitability of existing operations. There can be no assurance that the Company will be able to successfully implement its growth strategy or that its planned expansion will be profitable.

     Dependence on Airline Relationships. The Company's business depends significantly on its relationships with airlines and its ability to have its catalogs placed on a substantial portion of domestic airline flights. The Company's agreements with its airline partners typically have one-year terms, but generally permit the airline to terminate the relationship on 60 to 180 days' advance notice. There can be no assurance that the Company's airline partners will continue their relationships with the Company and the loss of one or more of the Company's significant airline partners could have a material adverse affect on the Company's financial condition and results of operations.

     Increases in Paper Costs and Airline Fuel Prices. The cost of paper used to print the Company's catalogs and the fees paid to airlines to reimburse them for the increased fuel costs associated with carrying the Company's catalogs are significant expenses of the Company's operations. Historically, paper and airline fuel prices have fluctuated significantly from time to time. Prices in the paper market remain volatile and the Company anticipates that its paper costs will increase in 1998 in comparison to 1997. Any significant increases in paper or airline fuel costs reimbursable by the Company could have a material adverse effect on the Company's financial condition and results of operations.

     Credit Risk. Some participating merchants agree to pay a placement fee to the Company for inclusion of their merchandise in the SkyMall catalog. The Company records an account receivable from the merchant for the placement fee ratably for each month of the catalog issue. In some cases, the Company collects the placement fee either from the merchant or by withholding it from amounts due to the merchant for merchandise sold. To the extent that the placement fee receivable exceeds the sales of the merchant's products and the merchant is unable or unwilling to pay the difference to the Company, the Company may experience credit losses which could have a material adverse effect on the Company's financial condition and results of operations.

     Competition. From time to time, competitors, typically other catalog retailers, have attempted to secure contracts with airlines to offer merchandise to their passengers. In 1997, Northwest Airlines began offering a merchandise catalog to its customers through a competitor of the Company. Various international airlines also offer merchandise catalogs to their passengers through competitors of the Company. The Company also faces competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores, and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than the Company. In addition, the Company competes for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. All of the products and services offered by the Company can also be found in other retail stores and catalogs.

     Reliance on Information and Telecommunications Systems. The Company processes a large volume of relatively small orders. Consequently, the Company's success depends to a significant degree on the effective operation of its information and telecommunications systems. Any extended failure of the Company's information and telecommunications systems could have a material adverse effect on the Company's financial condition and results of operations.

     Year 2000 Compliance. Many software programs use only two digits to identify the year in the date field. If such programs are not corrected, date data concerning the Year 2000 could cause many computer applications to fail, lock-up or generate erroneous results. The Company has committed personnel and resources to resolve potential Year 2000 issues, and is in the process of identifying and assessing its mission-critical systems related to the Year 2000. Although the Company plans to address Year 2000 issues with respect to its mission-critical internal systems in sufficient time prior to the century rollover, there can be no assurance that there will not be interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. There can also be no assurance that there will not be interruption of operations as a result of potential limitations of systems of the parties with whom the Company has relationships for product fulfillment and distribution. The Company is currently assessing the cost to remediate its Year 2000 issues. Although the actual cost to remediate these issues is not yet fully known, based upon information to date, it is not expected that the remediation will have a material impact on the Company's financial condition or operating results.

     Seasonality. The Company's business is seasonal in nature, with its sales peak typically occurring during the holiday selling season of the fourth quarter. During 1997, approximately 40 percent of the Company's net merchandise sales were generated in the fourth quarter. Any substantial decrease in sales for the fourth quarter could have a material adverse effect on the Company's results of operations.

     Product Liability. The Company's catalog typically features over 1,250 products and services from more than 60 participating merchants. Generally, the Company's agreements with its participating merchants require the merchants to indemnify the Company for any losses arising from product liability claims made by customers, including the costs of defending any such claims, and to carry product liability insurance that names SkyMall as an additional insured. In addition, the Company maintains product liability insurance in the aggregate amount of $2.0 million and $1.0 million per occurrence. To the extent that a merchant was unable or unwilling to indemnify the Company as required, and any such losses exceeded the Company's insurance coverage or were not covered by the Company's insurer, the Company's financial condition and results of operations could be materially adversely affected.

     Reliance on Key Personnel. The Company is dependent on the services of Robert M. Worsley, its chairman, president and chief executive officer, and on the services of certain other executive officers. The loss of Mr. Worsley's services or of the services of certain other executive officers could have a material adverse effect on the Company.

     Control by Shareholder. As of March 12, 1998, Mr. Worsley and his wife (the "Worsleys") own and have options to purchase approximately 63.2% of the Company's outstanding Common Stock. Accordingly, the Worsleys have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

     Volatility of Stock Prices. The trading price of the Common Stock is subject to wide fluctuations in response to variations in the Company's operating results, announcements by the Company or others, developments affecting the Company or its competitors, and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to their performance, and may adversely affect the market price for the Company's Common Stock.

     No Dividends. The Company has not paid dividends on its Common Stock since its inception and does not expect to pay cash or stock dividends on its Common Stock in the foreseeable future.

     Issuance of Preferred Stock; Barriers to Takeover. The Board of Directors may issue one or more series of Preferred Stock, without any action on the part of the shareholders of the Company, the terms of which may adversely affect the rights of holders of Common Stock. Further, the issuance of Preferred Stock may be used as an "anti-takeover" device without further action on the part of the shareholders. Issuance of Preferred Stock, which may be accomplished through a public offering or a private placement to parties favorable to current management, may dilute the voting power of holders of Common Stock (such as by issuing Preferred Stock with super-voting rights) and may render more difficult the removal of current management, even if such removal may be in the shareholders' best interests. Any such issuance of Preferred Stock could prevent the holders of Common Stock from realizing a premium on their shares. The Company's Articles of Incorporation and Bylaws also contain a certain number of provisions which could deter takeover attempts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants.............................................................   F-2

Balance Sheets as of December 31, 1997 and 1996......................................................   F-3

Statements of Income for the Years Ended December 31, 1997, 1996 and 1995............................   F-4

Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995....   F-5

Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995........................   F-6

Notes to Financial Statements........................................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of SkyMall, Inc.:

     We have audited the accompanying balance sheets of SkyMall, Inc. (a Nevada corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyMall, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Phoenix, Arizona,
     February 17, 1998.

                                  SKYMALL, INC.

                                 BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PAR VALUE)

                                                                                     DECEMBER 31,
                                                                                   1997         1996
                                                                                ---------     --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   9,412     $ 11,491
   Accounts receivable, net                                                        10,427        4,150
   Prepaid catalog costs and other                                                  1,863        1,914
   Deferred income taxes                                                              500           59
                                                                                ---------     --------
         Total current assets                                                      22,202       17,614
PROPERTY AND EQUIPMENT, net                                                         4,133        1,949
OTHER ASSETS, net                                                                     299          158
                                                                                ---------     --------
         TOTAL ASSETS                                                           $  26,634     $ 19,721
                                                                                =========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $  13,669     $  8,623
   Accrued liabilities                                                              1,863          792
   Income taxes                                                                       556          280
   Reserve for restructure charges                                                     --          165
   Current portion of notes payable and capital leases                                 64          942
   Notes payable to shareholders                                                       --          120
                                                                                ---------     --------
         Total current liabilities                                                 16,152       10,922

DEFERRED INCOME TAXES                                                                 109           59
NOTES PAYABLE AND CAPITAL LEASES, net of
   current portion                                                                     66          139
                                                                                ---------     --------
         Total liabilities                                                         16,327       11,120
                                                                                ---------     --------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      no shares issued and outstanding                                                 --           --
   Common stock, $0.001 par value; 50,000,000 shares authorized;
     Issued and outstanding shares -
     8,516,600 in 1997 and 8,654,000 in 1996                                            9            9
   Additional paid-in capital                                                       6,723        7,588
   Retained earnings                                                                3,575        1,004
                                                                                ---------     --------
         Total shareholders' equity                                                10,307        8,601
                                                                                ---------     --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  26,634     $ 19,721
                                                                                =========     ========

      The accompanying notes are an integral part of these balance sheets.

                                  SKYMALL, INC.

                              STATEMENTS OF INCOME
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE)


                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                               -----------------------------------------
                                                   1997           1996           1995
                                               -----------    -----------    -----------
REVENUES:
   Merchandise sales, net                      $    42,844    $    30,978    $    26,883
   Placement fees and other                         17,974         12,707         16,198
                                               -----------    -----------    -----------
         Total revenues                             60,818         43,685         43,081
COST OF GOODS SOLD                                  35,099         24,257         24,564
                                               -----------    -----------    -----------
         Gross margin                               25,719         19,428         18,517
                                               -----------    -----------    -----------
OPERATING EXPENSES:
   Catalog expenses                                  9,082          7,670          9,532
   Selling expenses                                  3,450          2,476          2,229
   Customer service and fulfillment expenses         4,438          2,823          2,136
   General and administrative expenses               6,340          3,340          3,112
                                               -----------    -----------    -----------
         Total operating expenses                   23,310         16,309         17,009
                                               -----------    -----------    -----------

INCOME FROM OPERATIONS                               2,409          3,119          1,508

   Interest expense                                    (71)           (60)           (92)
   Interest expense to shareholders                    (28)          (669)          (663)
   Interest and other income                           561             78              5
                                               -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                           2,871          2,468            758

   Income taxes                                        300            280             --
                                               -----------    -----------    -----------
NET INCOME                                           2,571          2,188            758

PREFERRED STOCK DIVIDENDS                               --             77             --
                                               -----------    -----------    -----------
NET INCOME AVAILABLE
   TO COMMON SHAREHOLDERS                      $     2,571    $     2,111    $       758
                                               ===========    ===========    ===========
BASIC NET INCOME  PER
   COMMON SHARE                                $       .30    $       .40    $       .15
                                               ===========    ===========    ===========
BASIC WEIGHTED AVERAGE
   SHARES OUTSTANDING                            8,620,482      5,303,181      5,150,000
                                               ===========    ===========    ===========
DILUTED NET INCOME  PER
   COMMON SHARE                                $       .30    $       .38    $       .14
                                               ===========    ===========    ===========
DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                            8,675,803      5,599,443      5,431,337
                                               ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  SKYMALL, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)


                                                                                                            RETAINED
                                                                                               ADDITIONAL   EARNINGS/
                                        CONVERTIBLE PREFERRED STOCK       COMMON STOCK          PAID-IN    (ACCUMULATED
                                            SHARES       AMOUNT        SHARES       AMOUNT      CAPITAL      DEFICIT)      TOTAL
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
BALANCE, January 1, 1995                          --   $       --     5,150,000   $        5   $   18,438   $  (34,234)  $  (15,791)
   Net income                                     --           --            --           --           --          758          758
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 1995                        --           --     5,150,000            5       18,438      (33,476)     (15,033)
   Issuance of preferred shares,
     net of issuance costs                     3,000        2,555            --           --           --           --        2,555
   Conversion of shareholder debt
     to preferred shares                       5,000        5,000            --           --           --           --        5,000
   Payment of dividend on preferred
     shares                                       --          (77)           --           --           --           --          (77)
   Issuance of common shares upon
     conversion of preferred shares           (8,000)      (7,478)    1,504,000            2        7,476           --           --
   Issuance of shares pursuant to IPO,
     net of issuance costs                        --           --     2,000,000            2       13,966           --       13,968
   Elimination of accumulated
     deficit upon conversion from S
     to C corporation                             --           --            --           --      (32,292)      32,292           --
   Net income                                     --           --            --           --           --        2,188        2,188
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 1996                        --           --     8,654,000            9        7,588        1,004        8,601

   Repurchase of common
     shares for cash                              --           --      (137,400)          --         (865)          --         (865)
   Net income                                     --           --            --           --           --        2,571        2,571
                                          ----------   ----------    ----------   ----------   ----------   ----------   ----------
BALANCE, December 31, 1997                        --   $       --     8,516,600   $        9   $    6,723   $    3,575   $   10,307
                                          ==========   ==========    ==========   ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                  SKYMALL, INC.

                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                           FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                     ------------------------------
                                                                       1997       1996       1995
                                                                     --------   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                        $  2,571   $  2,188   $    758
   Adjustments to reconcile net income to net cash
     provided by operating activities-
     Depreciation and amortization                                        609        344        244
     Provision for doubtful accounts                                      343         --         --
     Deferred income taxes                                               (391)        --         --
     (Increase) decrease in:
         Accounts receivable                                           (6,620)    (3,258)       174
         Prepaid catalog costs and other                                   51       (652)       612
         Other assets                                                    (174)        (2)        --
     (Decrease) increase in:
         Accounts payable                                               5,046      3,928        341
         Accrued liabilities                                            1,071        463       (283)
         Income taxes                                                     276        280         --
         Reserve for restructure charges                                 (165)    (1,111)      (768)
                                                                     --------   --------   --------
         Net cash provided by operating activities                      2,617      2,180      1,078
                                                                     --------   --------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (2,760)      (448)      (164)
                                                                     --------   --------   --------
         Net cash used in investing activities                         (2,760)      (448)      (164)
                                                                     --------   --------   --------
CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
   Payments on notes payable and capital leases                          (951)    (4,090)    (2,235)
   Proceeds from (payments on) notes payable to shareholders, net        (120)    (3,372)     1,200
   Proceeds from issuance of preferred stock, net of issuance costs        --      2,555         --
   Payment of dividends on preferred stock                                 --        (77)        --
   Proceeds from issuance of common stock, net of issuance costs           --     13,968         --
   Repurchase of common shares                                           (865)        --         --
                                                                     --------   --------   --------
         Net cash provided by (used in) financing activities           (1,936)     8,984     (1,035)
                                                                     --------   --------   --------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    (2,079)    10,716       (121)

CASH AND CASH EQUIVALENTS,
   beginning of year                                                   11,491        775        896
                                                                     --------   --------   --------
CASH AND CASH EQUIVALENTS,
   end of year                                                       $  9,412   $ 11,491   $    775
                                                                     ========   ========   ========
Income taxes paid                                                    $    415   $     --   $     --
                                                                     ========   ========   ========
Total interest paid                                                  $     99   $  1,217   $    356
                                                                     ========   ========   ========
Interest paid to shareholders                                        $     28   $  1,157   $    272
                                                                     ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF
   NONCASH ACTIVITY:
   Notes payable converted to notes payable to shareholders          $     --   $     --   $  4,000
                                                                     ========   ========   ========
   Capital leases incurred                                           $     --   $    204   $     --
                                                                     ========   ========   ========
   Notes payable to shareholders converted to preferred stock        $     --   $  5,000   $     --
                                                                     ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                                  SKYMALL, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)      THE COMPANY:

     Nature of Organization

     SkyMall, Inc. ("the Company") was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company provides retail merchandise service through inflight catalogs placed on domestic and international airlines. The Company maintains substantially no inventories. All products displayed in the Company's catalogs are carried and fulfilled by participating merchants. The Company performs order taking and payment processing services for participating merchants. At December 31, 1997, the Company had agreements with 16 airlines to place its catalogs in aircraft seat pockets. The Company operates on a calendar year end of December 31.


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

     Reclassifications

     Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

     Revenue Recognition

     The Company has two primary sources of revenue, net merchandise sales and placement fees. Net merchandise sales represent catalog product sales at retail prices and are recognized as revenue upon shipment of product by participating merchants, net of estimated returns and allowances. Placement fees represent fees paid to the Company by participating merchants for inclusion of their products in the Company's catalogs. Placement fee revenue is recognized on a straight-line basis over the circulation period of a catalog, generally three months. Cost of goods sold represents amounts paid to participating merchants for products sold in the Company's catalogs. Usually, the higher the placement fee the higher the percentage of retail price of product sales remitted to participating merchants.

     Shipping and Handling Charges

     The Company charges its retail customers standard fees for shipping and handling costs. The fees collected are offset against the amounts charged the Company by its merchants for provided fulfillment services. Any net amount remaining is included in placement fees and other revenue in the accompanying financial statements and is not significant for any of the periods presented.

     Impairment of Long-Lived Assets

     The Company assesses the recoverability of long-lived assets, including equipment, leasehold improvements, and purchased contracts, by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds.

     Recoverability of long-lived assets is dependent upon, among other things, the Company's ability to continue to achieve profitability, in order to meet its obligations when they become due. In the opinion of management, based upon current information, long-lived assets will be recovered over the period of benefit.

     Cash and Cash Equivalents

     Cash equivalents include investments purchased with an original maturity of three months or less.

     Accounts Receivable

     Accounts receivable at December 31, 1997 and 1996 include amounts due from credit card companies, items shipped but not billed, and merchant placement fees. The allowance for doubtful accounts as of December 31, 1997 and 1996 was approximately $222,000 and $175,000, respectively.

     Prepaid Catalog Costs and Other

     Prepaid catalog costs primarily include catalog production costs, which are deferred and amortized on a straight-line basis over the period each catalog issue is in use, currently three months.

     Income Taxes

     Through October 21, 1996, the stockholders of the Company elected to utilize the provisions of subchapter S of the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of a subchapter S corporation are taxed on their portion of the Company's taxable income. Therefore, no provision or liability for Federal income taxes was recorded through October 21, 1996. Effective October 22, 1996, the Company's S corporation status was terminated in connection with its issuance of preferred stock, and the Company became a C corporation. Pursuant to the rules of the Securities and Exchange Commission, the accumulated deficit at October 22, 1996 of $32,292,000 has been reclassified to additional paid-in capital. Concurrently with this change in tax status, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

     Stock-based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB No. 25"), under which no compensation cost is recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"). SFAS No. 123 requires companies that account for stock-based compensation as prescribed by APB No. 25 to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted and certain other disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 7 for these disclosures.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and accounts payable.

     Concentrations of credit risk with respect to accounts receivable and accounts payable may be limited due to the large number of participating merchants comprising the balances and the fact that certain receivable and payable balances may be offset. The Company performs ongoing credit evaluations of its merchants, but does not require collateral to support receivables. In addition, the Company has a right of offset using amounts payable to merchants on future purchases. The Company has established an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

     Net Income Per Common Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", resulting in the restatement of earnings per share for all periods presented. Basic net income per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents for the purposes of computing diluted net income per common share and represent the difference between basic and diluted weighted average shares outstanding. The following is a summary of the computation of basic and diluted net income per common share (amounts in thousands except per share amounts):


                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                -------------------------------------
                                                   1997         1996          1995
                                                ----------   ----------    ----------
Basic net income per common share:
     Income available to common shareholders    $    2,571   $    2,111    $      758
                                                ==========   ==========    ==========
     Weighted average common shares                  8,621        5,303         5,150
                                                ==========   ==========    ==========
     Basic per share amount                     $      .30   $      .40    $      .15
                                                ==========   ==========    ==========


                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                -------------------------------------
                                                   1997         1996          1995
                                                ----------   ----------    ----------
Diluted net income per common share:
     Income available to common shareholders    $    2,571   $    2,111    $      758
                                                ==========   ==========    ==========
     Weighted average common shares                  8,621        5,303         5,150
     Options and warrants assumed converted             55          296           281
                                                ----------   ----------    ----------
     Total common shares plus assumed
       conversions                                   8,676        5,599         5,431
                                                ==========   ==========    ==========
        Diluted per share amount                $      .30   $      .38    $      .14
                                                ==========   ==========    ==========

     Financial Instruments

     The Company's financial instruments include cash, accounts receivable, accounts payable, notes payable, and capital leases. Due to the short-term nature of cash, accounts receivable, and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes payable and capital leases approximates market value. The Company does not have material financial instruments with off-balance sheet risk.

     Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's financial position, results of operations or earnings per share data as currently reported.


(3)      PROPERTY AND EQUIPMENT:

     Property and equipment are stated at historical cost. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the terms of the respective leases, whichever is shorter. Assets leased under capital lease agreements are carried in property and equipment, and related lease amortization is included in accumulated depreciation. The following is a summary of property and equipment (amounts in thousands):


                                                    ESTIMATED           DECEMBER 31,
                                                      USEFUL      ----------------------
                                                   LIFE (YEARS)      1997        1996
                                                   -----------    ---------    ---------
        Equipment and software                         3-10       $   4,051    $   2,342
        Buildings and leasehold improvements          15-31           2,022        1,320
        Furniture, fixtures and other                  3-7              586          273
                                                                  ---------    ---------
                                                                      6,659        3,935
        Accumulated depreciation                                     (2,526)      (1,986)
                                                                  ---------    ---------
                                                                  $   4,133    $   1,949
                                                                  =========    =========


 (4)     OTHER ASSETS:

     The following is a summary of other assets which are amortized using the straight-line method over their estimated useful lives (amounts in thousands):


                                                           ESTIMATED           DECEMBER 31,
                                                             USEFUL      ----------------------
                                                          LIFE (YEARS)     1997         1996
                                                          -----------    ---------    ---------
        Purchased airline contracts                            10        $     323    $     326
        Other, primarily non-current prepaid expenses                          195           21
                                                                         ---------    ---------
                                                                               518          347
        Accumulated amortization                                              (219)        (189)
                                                                         ---------    ---------
                                                                         $     299    $     158
                                                                         =========    =========

(5)      NOTES PAYABLE AND CAPITAL LEASES:


    Notes payable consisted of the following (amounts in thousands):

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1997        1996
                                                                                --------    --------
    Capital leases, interest at varying rates of 18% to 23%, due in monthly installments (including interest) of approximately $7,000
        through May 2001, secured by equipment                                  $    130    $    180

    Note payable, interest at 8%, satisfied June 1997                                 --          20

    Notes payable to merchants, satisfied November 1997                               --         881
                                                                                --------    --------
                                                                                     130       1,081
    Less:  current portion                                                           (64)       (942)
                                                                                --------    --------
                                                                                $     66    $    139
                                                                                ========    ========

     At December 31, 1997, aggregate annual maturities of capital leases were as follows (amounts in thousands):

                  1998                                $    64
                  1999                                     26
                  2000                                     28
                  2001                                     12
                                                      -------
                                                      $   130
                                                      =======

     In January 1997, the Company obtained a $5 million reducing, revolving line of credit ("the Line") from a bank. Available borrowings are reduced by $1 million annually, until February 2002, when the Line expires. At the Company's option, advances made on the Line bear interest at either Prime to Prime plus
1.5 percent, or LIBOR plus 2.25 to 3.25 percent, depending on certain financial ratios at the time of advance. The Line is collateralized by substantially all assets of the Company, and contains covenants that require maintenance of certain financial ratios. No balance was outstanding on the Line at December 31, 1997.

     At December 31, 1996, the Company had current notes payable to shareholders in the amount of $120,000 relating to royalties and accrued interest. These notes were satisfied in February 1997.


(6)  COMMITMENTS AND CONTINGENCIES:

     Litigation

     The Company is from time-to-time subject to complaints and claims arising in the ordinary course of business. Management believes that none of the claims and complaints of which it is currently aware will materially affect its business, financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claims or with respect to the occurrence of any future claims.

     Leases

     The Company has entered into several operating leases for equipment and facilities. As of December 31, 1997, the future minimum payments under these leases are as follows (amounts in thousands):

                  1998                                $    92
                  1999                                     54
                  2000                                     43
                  2001                                     43
                  2002                                     43
                  Thereafter                              554
                                                      -------
                                                      $   829
                                                      =======

     Other equipment and property are leased on a monthly basis. Total lease expense for the years ended December 31, 1997, 1996 and 1995 was approximately $106,000, $140,000, and $193,000, respectively.

     Lease Revenue

     The Company leases certain of its facilities to others under non-cancelable leases and month-to-month agreements. Lease revenue of approximately $99,000, $118,000, and $110,000 for the years ended December 31, 1997, 1996 and 1995, respectively, is included in interest and other income in the accompanying financial statements. As of December 31, 1997, future minimum lease payments to be received under non-cancelable leases are as follows (amounts in thousands):

                  1998                                $   112
                  1999                                    103
                  2000                                     68
                  2001                                     68
                  2002                                     23
                                                      -------
                                                      $   374
                                                      =======

     401(k) Plan

     Under the Company's 401(k) plan (the "Plan") adopted in 1992, eligible employees may direct that a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to their account. All contributions are placed in a trust fund which is invested by the Plan's trustee. The Plan permits participants to direct the investment of their account balances among mutual or investment funds and the Company provides a matching contribution of 50 percent of the first six percent a participant's contributions.

     The total contributions made by the Company during the years ended December 31, 1997, 1996 and 1995 were approximately $33,000, $13,000 and $5,000, respectively.

     Employment contracts

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

(7)      STOCK-BASED COMPENSATION:

     Stock Option Plans

     The Company has an incentive and nonqualified stock option plan, which allows the Company to grant to officers and key employees, (the Officer and Employee Plan) options covering up to 650,000 shares of common stock at an exercise price of not less than fair market value at the date of grant.

     Under the Officer and Employee Plan, the option exercise price equals or exceeds the stock's fair market value on date of grant. The Plan options generally fully vest on varying schedules upon completion of three years of employment; options expire ten years after the date of grant or three months after grantee's employment termination.

     In October 1996, the Company adopted a Non-Employee Director Stock Option Plan (the Director Plan), which allows the Company to grant non-employee directors options covering up to 100,000 shares of common stock at an exercise price of not less than fair market value on the date of grant.

     Under the Director Plan, each non-employee Board member is granted an option to purchase 5,000 common shares upon appointment to the Board and an option to purchase 3,000 shares annually, subject to certain limitations. Options are fully vested upon grant and expire ten years after the date of issuance.

     A summary of the status of the Company's Plans at December 31, 1997, 1996 and 1995, and changes during the years ended December 31, 1997, 1996 and 1995, is presented in the table below:

                                                             DECEMBER 31,
                                     -----------------------------------------------------------
                                           1997                  1996                1995
                                     -----------------    -----------------    -----------------
                                               Weighted             Weighted             Weighted
                                               Average              Average              Average
                                      Shares   Exercise    Shares   Exercise    Shares   Exercise
                                      (000)     Price      (000)     Price      (000)     Price
                                     -------   -------    -------   -------    -------   -------
Outstanding at beginning of period       458   $  6.21        271   $  7.39        271   $  7.39
Granted                                  319      6.52        187      5.82         --        --
Exercised                                 --        --         --        --         --        --
Cancel shares repriced                    --        --       (135)     7.39         --        --
Shares repriced                           --        --        135      5.56         --        --
Forfeited                               (173)     6.13         --        --         --        --
Expired                                   --        --         --        --         --        --
                                     -------   -------    -------   -------    -------   -------
Outstanding at end of period             604   $  6.39        458   $  6.21        271   $  7.39
                                     =======   =======    =======   =======    =======   =======
Exercisable at end of period             284                  314                  173
                                     =======              =======              =======

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or in excess of the fair value of the Company's common stock on the date of grant. The Company estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5 percent, expected life of 1 to 10 years, dividend rate of zero, and expected volatility of approximately 45, 50 and 50 percent for 1997, 1996 and 1995, respectively. Using these assumptions, the fair value of the stock options granted in 1997, 1996, and 1995 is approximately $709,000, $461,000, and zero respectively, which would be amortized as compensation expense over the vesting period of the options. Options generally vest over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per common share would have been reduced to the following pro forma amounts (amounts in thousands):

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                               -----------------------------------
                                                 1997         1996         1995
                                               ---------    ---------    ---------
Net income available to common shareholders:
     As reported                               $   2,571    $   2,111    $     758
     Pro forma                                     2,378        1,866          758

Basic net income per common share
     As reported                               $     .30    $     .40    $     .15
     Pro forma                                       .28          .35          .15

Diluted net income per common share
     As reported                               $     .30    $     .38    $     .14
     Pro forma                                       .27          .33          .14

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995. The resulting pro forma compensation cost may not be representative of that expected in future years.

     In January and February 1998, the Company granted 23,500 options at exercise prices ranging from $5.00 to $5.06 under the Officer and Employee plan.


     Stock Warrants

     In October 1996, the Company issued 200,000 warrants to underwriters, 180,000 warrants to preferred shareholders, and 58,824 warrants to a merchant to purchase common stock at exercise prices of $9.60, $8.00, and $8.00 per share, respectively. In October 1997, the Company issued 100,000 warrants to outside consultants to purchase common stock at an exercise price of $8.00 per share.

(8)    INCOME TAXES:

     Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     During 1997, the Company's valuation allowance was entirely eliminated in light of sustained profitability since termination of the S Corporation status.

     Pro forma income taxes have not been provided for 1995. As a result of the losses recognized in the related period, any income tax benefit would have been fully offset by the establishment of a valuation allowance for deferred tax assets had the Company been taxed as a subchapter C corporation.

     Significant components of the Company's deferred tax assets and liabilities are as follows (amounts in thousands):

                                                                 DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Deferred tax liabilities:
     Tax depreciation in excess of  book depreciation         $   109   $    59
                                                              -------   -------
Total deferred tax liabilities                                    109        59
                                                              -------   -------

Deferred tax assets:
     Nondeductible reserves for bad debts and sales returns       252       787
     Restructure reserve                                           --        86
     Accrued liabilities                                          248        94
                                                              -------   -------
Total deferred tax assets                                         500       967
     Valuation allowance                                           --      (908)
                                                              -------   -------
Net deferred tax assets                                           500        59
                                                              -------   -------
Net deferred taxes                                            $   391   $    --
                                                              =======   =======

     Significant components of the federal and state income tax expense are as follows (amounts in thousands):

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Current:
     Federal                                                  $   587   $   190
     State                                                        104        90
                                                              -------   -------
       Total current                                              691       280
                                                              -------   -------
Deferred:
     Federal                                                     (332)       --
     State                                                        (59)       --
                                                              -------   -------
       Total deferred                                            (391)       --
                                                              -------   -------

Income tax expense                                            $   300   $   280
                                                              =======   =======

     A reconciliation of the Company's effective income tax rate to the federal statutory rate is as follows:

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Federal statuory rate                                              34%       34%
State taxes, net of federal benefit                                 6         7
Income attributable to S corporation                               --       (29)
Change in deferred tax asset valuation allowance                  (32)       --
Other                                                               2        (1)
                                                              -------   -------
Income tax expense                                                 10%       11%
                                                              =======   =======

     Income earned prior to the termination of the S Corporation status is taxable to the individual shareholders.

(9)    MAJOR MERCHANTS AND AIRLINES:

     The following table sets forth net merchandise sales and placement fees as a percentage of the total of each category for the Company's largest participating merchant:

                                                        FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                    ---------------------------
                                                     1997      1996      1995
                                                    -------   -------   -------
Net merchandise sales                                    16%       24%       49%
Placement fees                                           11%       12%       44%

     In 1997, another participating merchant accounted for approximately 13 percent of net merchandise sales. No other merchants accounted for greater than 10 percent of any category listed above.

     Net merchandise sales of the Company's products on the five largest airlines represent approximately 79 percent, 86 percent, and 80 percent of total net merchandise sales for the years ended December 31, 1997, 1996 and 1995, respectively.


(10)     TRANSACTIONS WITH RELATED PARTIES:

     During 1996, the Company converted $5 million of notes payable to shareholders to preferred stock and obtained a line of credit for $4 million to pay accrued interest due under shareholders' notes and the remaining principal balance due on notes payable to shareholders. The line of credit was repaid with proceeds from the Company's Initial Public Offering of common stock, and the line of credit remained available to the Company through January 1997 when it was terminated and replaced by the Line.

     The Company has an agreement with a company, which is owned by one of the Company's directors, to provide order conveyance services commencing in January 1997. The agreement provides for annual fees of approximately $200,000 and can be terminated at any time by either party.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on May 20, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on May 20, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on May 20, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held May 20, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

         Balance Sheets as of December 31, 1997 and 1996
         Statements of Income for the Years Ended December 31, 1997, 1996
         and 1995
         Statements of Shareholders' Equity (Deficit) for the Years ended December 31, 1997, 1996 and 1995
         Statements of Cash Flows for the Years Ended December 31,
         1997, 1996 and 1995
         Notes to Financial Statements

         (a)(2) and (d)

         None.

         (b)    Reports on Form 8-K.

         None.

         (a)(3) and (c)  Exhibits.

                                    EXHIBITS


EXHIBIT                                                                                    PAGE NUMBER
OR
NUMBER                             DESCRIPTION                                             METHOD OF FILING
------                             -----------                                             ----------------
 3.1a       Articles of Incorporation of Registrant .....................................         **
 3.1b       Certificate of Amendment to Articles of Incorporation .......................         **
 3.2        Bylaws of Registrant ........................................................         **
 4.1        Amended Certificate of Designation for Preferred Stock ......................         **
 4.2        Form of Common Stock Certificate ............................................         **
 4.3        Form of Representative's Warrant Agreement ..................................         **
10.1        Employment Agreement between Robert M. Worsley and  SkyMall, Inc. ...........         **
10.2        Form of Airline Customer Services Agreement .................................         **
10.2a       Schedule of Omitted Material Terms from Material Airline
            Customer Services Agreement .................................................         **
10.2b       Airline Customer Services Agreement between SkyMall, Inc. and
                 Continental Airlines, Inc., dated January 1, 1992, as amended ..........         **
10.2c       Airline Customer Services Agreement between SkyMall, Inc. and
                 United Airlines, Inc., dated May 1, 1992 ...............................         **
10.5        Form of Tax Indemnification Agreement .......................................         **
10.6        SkyMall, Inc. 1994 Stock Option Plan, as amended ............................         **
10.7        Non-Employee Director Stock Option Plan .....................................         **
10.8a       Lease Agreement between Pasqualetti Properties, Inc. and
                 Smitty's Super Valu, Inc. dated June 24, 1960 ..........................         **
10.8b       Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti,
                 Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super Valu, Inc.
                 dated March 2, 1961 ....................................................         **
10.8c       Addendum to Lease between Amos Pasqualetti, Ben S. Pasqualetti,
                 Rose Pasqualetti Jenkins, Estate of Anthony J. Pasqualetti and
                 Smitty's Super Valu, Inc. dated May 11, 1966 ...........................         **
10.8d       Sublease between Schwan Brothers Properties and Smitty's Super
                 Valu, Inc. dated August 1, 1984 ........................................         **
10.8e       Lease Amending Agreement between Smitty's Super Valu, Inc., Pasquo
                 Investments, and Amos Pasqualetti and Victoria McFarland
                 dated October 1, 1984 ..................................................         **
10.8f       Addendum to Sublease between Smitty's Super Valu, Inc. and Schwan Brothers
                 Properties dated January 1, 1985 .......................................         **
10.8g       Assignment of Sublease from Pima Partners to SkyMall, Inc. dated
                 July 12, 1990 ..........................................................         **
  11        Statement Re: Computation of per share earnings .............................        N/A
  21        Subsidiaries of Registrant. .................................................        N/A
23.1        Consent of Accountants.......................................................        N/A
25.1        Powers of Attorney ..........................................................        S-1
  27        Financial Data Schedule......................................................          *

----------
*     Filed herewith.
** Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30 day of March, 1998.

                                    SkyMall, Inc.


                                    By /s/ Robert M. Worsley
                                       ----------------------
                                           Robert M. Worsley
                                               President

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT M. WORSLEY and ALLEN R. WESTERGARD, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   SIGNATURE                         TITLE                             DATE
   ---------                         -----                             ----

/s/ Robert M. Worsley      Chairman of the Board,
-----------------------    President (Chief Executive Officer)   March 30, 1998
Robert M. Worsley

/s/ Allen R. Westergard    Vice President-Finance
-----------------------    (Chief Financial and Principal
Allen R. Westergard        Accounting Officer)                   March 30, 1998


/s/ Alan C. Ashton         Director                              March 30, 1998
-----------------------
Alan C. Ashton

/s/ Lyle R. Knight         Director                              March 30, 1998
-----------------------
Lyle R. Knight

/s/ Thomas J. Litle IV     Director                              March 30, 1998
-----------------------
Thomas J. Litle IV

/s/ Randy Petersen         Director                              March 30, 1998
-----------------------
Randy Petersen