Form 10-Q
period 1998-03-31
SKYMALL INC
filed 1998-05-14
CIK 862841

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-21657
                                               ---------

                                  SKYMALL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                                  86-0651100
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  1520 East Pima Street, Phoenix, Arizona 85034
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (602) 254-9777
                                                    --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         The number of shares outstanding of the issuer's common shares, as of May 6, 1998:

                COMMON SHARES, $.001 PAR VALUE: 8,514,600 SHARES

                                 SKYMALL, INC.

                                     INDEX


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets -
      March 31, 1998 and December 31, 1997.................................   3

   Condensed Statements of  Income -
      Three months ended March 31, 1998 and 1997...........................   4

   Condensed Statements of Cash Flows -
      Three months ended March 31, 1998 and 1997...........................   5

   Notes to Condensed Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   7


PART II:  OTHER INFORMATION

Items 1. through 5.........................................................   9

Item 6.  Exhibits and Reports on Form 8-K..................................   9


SIGNATURES.................................................................   9

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SKYMALL, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                                            March 31,      December 31,
                                                              1998            1997
                                                           -----------     ------------
                                                           (Unaudited)
                      ASSETS

CURRENT ASSETS:

  Cash and cash equivalents, including escrow accounts      $   7,249       $   9,412
  Accounts receivable, net                                      5,205          10,427
  Prepaid catalog costs and other                               1,805           1,863
  Deferred income taxes                                           500             500
                                                            ---------       ---------

       Total current assets                                    14,759          22,202
PROPERTY AND EQUIPMENT, net                                     4,181           4,133
OTHER ASSETS, net                                                 289             299
                                                            ---------       ---------

       Total assets                                         $  19,229       $  26,634
                                                            =========       =========


       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $   6,607       $  13,669
  Accrued liabilities                                           1,549           1,863
  Income taxes                                                    605             556
  Current portion of notes payable and capital leases              64              64
                                                            ---------       ---------

       Total current liabilities                                8,825          16,152

DEFERRED INCOME TAXES                                             109             109
NOTES PAYABLE AND CAPITAL LEASES, net of
  current portion                                                  41              66
                                                            ---------       ---------

       Total liabilities                                        8,975          16,327
                                                            ---------       ---------

SHAREHOLDERS' EQUITY
  Common stock                                                      9               9
  Additional paid-in capital                                    6,596           6,723
  Retained earnings                                             3,649           3,575
                                                            ---------       ---------
       Total shareholders' equity                              10,254          10,307
                                                            ---------       ---------

       Total liabilities and shareholders' equity           $  19,229       $  26,634
                                                            =========       =========



                            See accompanying notes.

                                 SKYMALL, INC.

                         CONDENSED STATEMENTS OF INCOME
            (Amounts in thousands, except shares and per share data)
                                  (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
REVENUES:
  Merchandise sales, net                               $    9,234    $    8,084
  Placement fees and other                                  3,930         3,507
                                                       ----------    ----------
       Total revenues                                      13,164        11,591
COST OF GOODS SOLD                                          6,809         6,610
                                                       ----------    ----------
       Gross margin                                         6,355         4,981
                                                       ----------    ----------

OPERATING EXPENSES:
  Catalog expenses                                          2,663         1,889
  Selling expenses                                            864           670
  Customer service and fulfillment expenses                 1,099           987
  General and administrative expenses                       1,761         1,092
                                                       ----------    ----------
       Total operating expenses                             6,387         4,638
                                                       ----------    ----------

INCOME (LOSS) FROM OPERATIONS                                 (32)          343
  Interest expense                                             (8)          (42)
  Other income                                                163           126
                                                       ----------    ----------

INCOME BEFORE INCOME TAXES                                    123           427
  Income taxes                                                 49            --
                                                       ----------    ----------
NET INCOME                                             $       74    $      427
                                                       ==========    ==========

BASIC NET INCOME PER COMMON SHARE                      $      .01    $      .05
                                                       ==========    ==========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING               8,509,701     8,654,000
                                                       ==========    ==========

DILUTED NET INCOME PER COMMON SHARE                    $      .01    $      .05
                                                       ==========    ==========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             8,518,801     8,818,016
                                                       ==========    ==========


                            See accompanying notes.

                                 SKYMALL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $       74    $      427
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities -
   Depreciation and amortization                              218           123
   Changes in operating assets and liabilities             (2,044)       (1,930)
                                                       ----------    ----------
        Net cash used in operating activities              (1,752)       (1,380)
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (259)         (433)
                                                       ----------    ----------
        Net cash used in investing activities                (259)         (433)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes payable and capital leases, net          (25)          (76)
   Repurchase of common shares                               (127)           --
                                                       ----------    ----------
        Net cash used in financing activities                (152)          (76)
                                                       ----------    ----------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                        (2,163)       (1,889)

CASH AND CASH EQUIVALENTS,
   beginning of period                                      9,412        11,491
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS,
   end of period                                       $    7,249    $    9,602
                                                       ==========    ==========

                            See accompanying notes.

                                 SKYMALL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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


                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
      Basic net income per common share:
          Net income                                  $     74    $    427
                                                      ========    ========

          Weighted average common shares                 8,510       8,654
                                                      ========    ========

          Basic per share amount                      $    .01    $    .05
                                                      ========    ========


                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                        1998        1997
                                                      --------    --------

      Diluted net income per common share:
          Net income                                  $     74    $    427
                                                      ========    ========

          Weighted average common shares                 8,510       8,654
          Options and warrants assumed converted             9         164
                                                      --------    --------
          Total common shares plus assumed
            conversions                                  8,519       8,818
                                                      ========    ========

              Diluted per share amount                $    .01    $    .05
                                                      ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed financial statements and notes thereto and with the Company's audited financial statements, notes to the financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain statements herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "should be," "will be," "believes," "expects," "anticipates," "plans," "intends" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the Company's dependence on its relationships with its airline partners, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies and retailers and the Company's reliance on information and telecommunications systems, all of which are discussed in more detail in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

     REVENUES AND GROSS MARGIN. Net merchandise sales increased to $9.2 million for the three months ended March 31, 1998 from $8.1 million for the same period in 1997, or 14 percent. The increase is primarily due to increases over the prior year in catalog distribution of seven percent. Placement fees and other revenues increased to $3.9 million for the three months ended March 31, 1998 from $3.5 million for the same period in 1997, or 12 percent. Gross margin increased to $6.4 million for the three months ended March 31, 1998 from $5.0 million for the same period in 1997, or 28 percent. Gross margin increased to 48 percent of total revenues for the three months ended March 31, 1998 from 43 percent for the same period in 1997. The increase in gross margin percentage was primarily due to a change in the mix of agreements with merchants, which resulted in lower placement fees as a percentage of total revenues but retention of a higher percentage of net merchandise sales for the three months ended March 31, 1998.

     OPERATING EXPENSES. Total operating expenses increased 38 percent to $6.4 million or 49 percent of total revenues for the three months ended March 31, 1998 from $4.6 million or 40 percent of total revenues for the same period in 1997. Catalog expenses, which consist of catalog production, paper and printing costs, increased to $2.7 million for the three months ended March 31, 1998 from $1.9 million for the same period in 1997, or 41 percent. The increase is due to increases in (i) catalog distribution of seven percent, (ii) average pages per catalog of 14 percent, and (iii) the average paper cost per hundred weight to $45 in 1998 from $40 in 1997, or 13 percent. Selling expenses, which represent commissions paid to airlines and other marketing partners and are generally variable in nature, increased to seven percent of total revenues for the three months ended March 31, 1998 compared to six percent for the same period in 1997. The increase is as a result of commissions incurred in connection with the Company's new business initiatives. Customer service and fulfillment expenses, which include a full-service customer contact center and a drop-ship and order-coordination center and are generally variable in nature, decreased to eight percent of total revenues for the three months ended March 31, 1998 compared to nine percent for the same period in 1997 as a result of operational improvements made during the three months ended March 31, 1998. General and administrative expenses increased to $1.8 million for the three months ended March 31, 1998 from $1.1 million for the same period in 1997, or 61 percent. The increase is due primarily to infrastructure investments relating to the Company's new business initiatives.

     INCOME (LOSS) FROM OPERATIONS. The Company incurred a loss from operations of $32,000 for the three months ended March 31, 1998 as a result of the items discussed above, compared to income from operations of $343,000 for the same period in 1997.

     INCOME TAXES. Income tax expense was $49,000 for the three months ended March 31, 1998, or approximately 40 percent of pre-tax income. The Company incurred no income tax expense for the three months ended March 31, 1997 due to a reduction in certain temporary differences, as well as a reduction in the valuation allowance for deferred tax asset items.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had net working capital of $5.9 million, which included cash and cash equivalents of $7.2 million compared with working capital of $6.0 million and cash and cash equivalents of $9.4 million at December 31, 1997. Additionally, the Company maintains a reducing revolving line of credit at a bank with a maximum available line of $4.0 million. As of May 6, 1998, the entire balance of the revolving line of credit was unused. The Company believes that cash flow provided from operations and the Company's available cash are adequate to supply required working capital and provide for investing activities for the foreseeable future.

     Cash used in operating activities was $1.8 million for the three months ended March 31, 1998 compared to $1.4 million for the same period in 1997. The increase in cash used is due primarily to the timing of cash receipts and cash disbursements.

     Cash used in investing activities was $0.3 million for the three months ended March 31, 1998 compared to $0.4 million for the same period in 1997. Cash used for in investing activities for both periods relates to purchases of telecommunications and computer equipment and software, building improvements, and furniture and fixtures.

     Cash used in financing activities of $0.2 million for the three months ended March 31, 1998 resulted from the repurchase of 27,000 shares of the Company's common stock and payments on capital lease obligations.

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

     After deducting the foregoing expenses, the Offering resulted in approximately $14.0 million in net proceeds to the Company. For the period from December 16, 1996 through March 31, 1998, the Company used the net proceeds as follows: approximately (i) $1.1 million for building improvements to the corporate offices and the customer contact center, (ii) $1.9 million for the purchase and installation of telephone and computer software and equipment,
(iii) $4.0 million for the reduction of the Company's  revolving line of credit,
(iv) $0.4 million for marketing and promotional expenses, (v) $0.6 million for development of additional circulation media, (vi) $1.0 million for the repurchase of 164,400 of the Company's common shares, and (vii) $5.0 million for temporary investments consisting primarily of money market funds and commercial paper. None of the above mentioned amounts consist of direct or indirect payments to Affiliates. The preceding discussion of the Company's use of net proceeds is based upon reasonable estimates by management. Except for capital expenditures and the repurchase of the Company's common shares discussed in items (i), (ii), and (iv) above, the Company's use of proceeds from the Offering, as described herein, does not represent a material change from that described in the Prospectus included in the Form S-1. The Company continues to evaluate the use and allocation of the Offering proceeds and, as discussed in the Form S-1, may re-allocate or use the Offering proceeds for different purposes as business conditions warrant.

                           PART II. OTHER INFORMATION

ITEMS 1. THROUGH 5. - Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

         (10.1)  Incentive Compensation Plan
         (27)    Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      May 14, 1998               By:    /s/ Robert M. Worsley
      ------------------------            --------------------------------------
                                             Robert M. Worsley
                                             Chairman of the Board,
                                             President (Chief Executive Officer)


Date:      May 14, 1998               By:    /s/ Darryl S. Baker
      ------------------------            --------------------------------------
                                             Darryl S. Baker
                                             Controller
                                             (Principal Accounting Officer)