Form 10-K/A
period 1997-12-31
SKYMALL INC
filed 1998-06-24
CIK 862841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ===========
                                   FORM 10-K/A
                                   ===========

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to _______


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

        Registrant's telephone number, including area code (602) 254-9777
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, .001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On June 19, 1998, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $12,739,960. The aggregate market value was based on the closing price of Common Stock as reported by the Nasdaq Stock Market's National Market.

     At June 19,  1998,  the  number  of  shares  of  Common  Stock  issued  and
outstanding   was  8,514,600  and  there  were  no  shares  of  Preferred  Stock outstanding.

================================================================================

                                EXPLANATORY NOTE

SkyMall, Inc. (the "Company") has prepared this Amendment to Form 10-K for the purpose of filing with the Securities and Exchange Commission the Consent of Independent Public Accountants as an exhibit, which is submitted herewith, and no amendments to the Form 10-K with the exception of such exhibit are intended to be effected hereby.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of June, 1998.

                                             SkyMall, Inc.


                                             By     /s/ Robert M. Worsley
                                                -----------------------------
                                                     Robert M. Worsley
                                                        President


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT M. WORSLEY and DARRYL S. BAKER, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K/A Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                       TITLE                         DATE
--------------------------    ---------------------------        ---------------

                              Chairman of the Board,
/s/Robert M. Worsley          President (Chief Executive
--------------------------    Officer)                            June 24, 1998
Robert M. Worsley

/s/Darryl S. Baker            Controller
--------------------------    (Principal Accounting Officer)      June 24, 1998
Darryl S. Baker

            *                 Director                            June 24, 1998
--------------------------
Alan C. Ashton

            *                 Director                            June 24, 1998
--------------------------
Lyle R. Knight

            *                 Director                            June 24, 1998
--------------------------
Thomas J. Litle IV

            *                 Director                            June 24, 1998
--------------------------
Randy Petersen

* By Power of Attorney

                                    EXHIBITS

EXHIBIT                                                                         PAGE NUMBER OR
NUMBER                             DESCRIPTION                                  METHOD OF FILING
------------------------------------------------------------------------------------------------
 3.1a    Articles of Incorporation of Registrant ...............................       **
 3.1b    Certificate of Amendment to Articles of Incorporation .................       **
 3.2     Bylaws of Registrant ..................................................       **
 4.1     Amended Certificate of Designation for Preferred Stock ................       **
 4.2     Form of Common Stock Certificate ......................................       **
 4.3     Form of Representative's Warrant Agreement ............................       **
10.1     Employment Agreement between Robert M. Worsley and  SkyMall, Inc. .....       **
10.2     Form of Airline Customer Services Agreement ...........................       **
10.2a    Schedule of Omitted Material Terms from Material Airline
           Customer Services Agreement .........................................       **
10.2b    Airline Customer Services Agreement between SkyMall, Inc. and
           Continental Airlines, Inc., dated January 1, 1992, as amended .......       **
10.2c    Airline Customer Services Agreement between SkyMall, Inc. and
           United Airlines, Inc., dated May 1, 1992 ............................       **
10.5     Form of Tax Indemnification Agreement .................................       **
10.6     SkyMall, Inc. 1994 Stock Option Plan, as amended ......................       **
10.7     Non-Employee Director Stock Option Plan ...............................       **
10.8a    Lease Agreement between Pasqualetti Properties, Inc. and
           Smitty's Super Valu, Inc. dated June 24, 1960 .......................       **
10.8b    Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti,
           Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super Valu, Inc.
           dated March 2, 1961 .................................................       **
10.8c    Addendum to Lease between Amos Pasqualetti, Ben S. Pasqualetti,
           Rose Pasqualetti Jenkins, Estate of Anthony J. Pasqualetti and
           Smitty's Super Valu, Inc. dated May 11, 1966 ........................       **
10.8d    Sublease between Schwan Brothers Properties and Smitty's Super
           Valu, Inc. dated August 1, 1984 .....................................       **
10.8e    Lease Amending Agreement between Smitty's Super Valu, Inc., Pasquo
           Investments, and Amos Pasqualetti and Victoria McFarland
           dated October 1, 1984 ...............................................       **
10.8f    Addendum to Sublease between Smitty's Super Valu, Inc. and Schwan
           Brothers Properties dated January 1, 1985 ...........................       **
10.8g    Assignment of Sublease from Pima Partners to SkyMall, Inc. dated
           July 12, 1990 .......................................................       **
11       Statement Re: Computation of per share earnings .......................      N/A
21       Subsidiaries of Registrant... .........................................      N/A
23.1     Consent of Accountants.................................................        *
25.1     Powers of Attorney ....................................................      S-1
27       Financial Data Schedule................................................      ***


-------------------
  *      Filed herewith.
 **      Incorporated by reference to Form S-1 Registration  Statement (File No. 333-14539).
***      Incorporated by reference to Form 10-K filed March 25, 1998.