Form 10-Q
period 1998-06-30
SKYMALL INC
filed 1998-08-14
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-21657
                                               ---------

                                  SKYMALL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                                86-0651100
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  1520 East Pima Street, Phoenix, Arizona                85034
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (602) 254-9777
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

                                 Yes [X] No [ ]

     The number of shares outstanding of the issuer's common shares, as of August 13, 1998:

                COMMON SHARES, $.001 PAR VALUE: 8,514,600 SHARES

                                  SKYMALL, INC.

                                      INDEX


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Balance Sheets -
         June 30, 1998 and December 31, 1997............................   3

     Condensed Statements of  Income -
         Three and six months ended June 30, 1998 and 1997..............   4

     Condensed Statements of Cash Flows -
         Six months ended June 30, 1998 and 1997........................   5

     Notes to Condensed Financial Statements............................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS  OF OPERATIONS...................................   7

ITEM 3.  NOT APPLICABLE.................................................  10


PART II:  OTHER INFORMATION

ITEMS 1. THROUGH 3.  NOT APPLICABLE.....................................  10

ITEMS 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  10

ITEM 5.  NOT APPLICABLE.................................................  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  11


SIGNATURES..............................................................  11

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                         June 30,   December 31,
                                                          1998         1997
                                                       -----------  ------------
                                                       (Unaudited)
                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 7,888       $ 9,412
  Accounts receivable, net                                 6,991        10,427
  Prepaid catalog costs and other                          3,242         1,863
  Deferred income taxes                                      374           500
                                                         -------       -------
      Total current assets                                18,495        22,202
PROPERTY AND EQUIPMENT, net                                4,371         4,133
OTHER ASSETS, net                                            280           299
                                                         -------       -------
      Total assets                                       $23,146       $26,634
                                                         =======       =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $10,777       $13,669
  Accrued liabilities                                        966         1,863
  Income taxes                                               597           556
  Current portion of notes payable
    and capital leases                                        64            64
                                                         -------       -------
      Total current liabilities                           12,404        16,152

DEFERRED INCOME TAXES                                        109           109
NOTES PAYABLE AND CAPITAL LEASES, net of
  Current portion                                             25            66
                                                         -------       -------
      Total liabilities                                   12,538        16,327
                                                         -------       -------
SHAREHOLDERS' EQUITY
   Common stock                                                9             9
   Additional paid-in capital                              6,735         6,723
   Retained earnings                                       3,864         3,575
                                                         -------       -------
      Total shareholders' equity                          10,608        10,307
                                                         -------       -------
      Total liabilities and shareholders' equity         $23,146       $26,634
                                                         =======       =======

                             See accompanying notes.

                                  SKYMALL, INC.

                         CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                   Three months ended              Six months ended
                                                         June 30,                      June 30,
                                               --------------------------    --------------------------
                                                  1998           1997           1998           1997
                                               -----------    -----------    -----------    -----------
REVENUES:
   Merchandise sales, net                      $    10,131    $     8,596    $    19,365    $    16,680
   Placement fees and other                          3,639          3,703          7,569          7,210
                                               -----------    -----------    -----------    -----------
         Total revenues                             13,770         12,299         26,934         23,890
COST OF GOODS SOLD                                   7,131          6,953         13,940         13,563
                                               -----------    -----------    -----------    -----------
         Gross margin                                6,639          5,346         12,994         10,327
                                               -----------    -----------    -----------    -----------
OPERATING EXPENSES:
   Catalog expenses                                  2,717          2,033          5,380          3,922
   Selling expenses                                    821            702          1,685          1,372
   Customer service and fulfillment expenses           912            987          2,011          1,974
   General and administrative expenses               1,939          1,443          3,700          2,535
                                               -----------    -----------    -----------    -----------
         Total operating expenses                    6,389          5,165         12,776          9,803
                                               -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                                 250            181            218            524
   Interest expense                                    (10)           (16)           (18)           (58)
   Other income                                        119            156            282            282
                                               -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                             359            321            482            748
   Income taxes                                        144             --            193             --
                                               -----------    -----------    -----------    -----------

NET INCOME                                     $       215    $       321    $       289    $       748
                                               ===========    ===========    ===========    ===========

BASIC NET INCOME PER COMMON SHARE              $       .03    $       .04    $       .03    $       .09
                                               ===========    ===========    ===========    ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        8,508,810      8,654,000      8,509,253      8,654,000
                                               ===========    ===========    ===========    ===========

DILUTED NET INCOME PER COMMON SHARE            $       .03    $       .04    $       .03    $       .09
                                               ===========    ===========    ===========    ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      8,517,267      8,706,936      8,517,983      8,712,228
                                               ===========    ===========    ===========    ===========



                             See accompanying notes.

                                  SKYMALL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Six months ended
                                                                 June 30,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $    289     $    748
   Adjustments to reconcile net income to net
   cash used in operating activities -
   Depreciation and amortization                               449          277
   Changes in operating assets and liabilities              (1,560)      (3,891)
                                                          --------     --------
      Net cash used in operating activities                   (822)      (2,866)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (673)        (571)
                                                          --------     --------
      Net cash used in investing activities                   (673)        (571)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on line of credit                                 --        1,800
   Payments on notes payable and capital leases, net           (41)        (741)
   Repurchase of common shares                                (127)          --
   Proceeds from issuance of common stock                      139           --
                                                          --------     --------
      Net cash provided by (used in)
         financing activities                                  (29)       1,059
                                                          --------     --------
DECREASE IN CASH AND
   CASH EQUIVALENTS                                         (1,524)      (2,378)

CASH AND CASH EQUIVALENTS,
   beginning of period                                       9,412       11,491
                                                          --------     --------
CASH AND CASH EQUIVALENTS,
   end of period                                          $  7,888     $  9,113
                                                          ========     ========












                             See accompanying notes.

                                  SKYMALL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                    Three months ended     Six months ended
                                                         June 30,              June 30,
                                                    ------------------    -----------------
                                                     1998        1997      1998       1997
                                                    ------      ------    ------     ------
Basic net income per common share:

     Net income                                     $  215      $  321    $  289     $  748
                                                    ======      ======    ======     ======
     Weighted average common shares                  8,509       8,654     8,509      8,654
                                                    ======      ======    ======     ======
     Basic per share amount                         $  .03      $  .04    $  .03     $  .09
                                                    ======      ======    ======     ======

                                                    Three months ended     Six months ended
                                                         June 30,              June 30,
                                                    ------------------    -----------------
                                                     1998        1997      1998       1997
                                                    ------      ------    ------     ------
Diluted net income per common share:

     Net income                                     $  215      $  321    $  289     $  748
                                                    ======      ======    ======     ======
     Weighted average common shares                  8,509       8,654     8,509      8,654
     Options and warrants assumed converted              8          53         9         58
                                                    ------      ------    ------     ------
     Total common shares plus assumed conversions    8,517       8,707     8,518      8,712
                                                    ======      ======    ======     ======
     Diluted per share amount                       $  .03      $  .04    $  .03     $  .09
                                                    ======      ======    ======     ======

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES AND GROSS MARGIN. Net merchandise sales increased to $10.1 and $19.4 million for the three and six months ended June 30, 1998 from $8.6 and $16.7 million for the same periods in 1997, or 18 and 16 percent, respectively. The increases are primarily due to increases over the same periods in the prior year in catalog density of 13 and 17 percent, respectively. Placement fees and other revenues as a percent of total revenues decreased to 26 and 28 percent, respectively, for the three and six months ended June 30, 1998 from 30 percent for the same periods in 1997. Gross margins increased to $6.6 and $13.0 million, or 48 percent of total revenues, for the three and six months ended June 30, 1998, from $5.3 and $10.3 million, or 43 percent of total revenues, for the same periods in 1997. The increases in gross margins were primarily due to a change in the mix of agreements with merchants, which resulted in lower placement fees as a percentage of total revenues but retention of a higher percentage of net merchandise sales for the three and six months ended June 30, 1998.

     OPERATING EXPENSES. Total operating expenses increased to $6.4 and $12.8 million, or 46 and 47 percent of total revenues, for the three and six months ended June 30, 1998, from $5.2 and $9.8 million, or 42 and 41 percent of total revenues, for the same periods in 1997, respectively. Catalog expenses, which consist of catalog production, paper and printing costs, increased to $2.7 and $5.4 million for the three and six months ended June 30, 1998, from $2.0 and

$3.9 million for the same periods in 1997, or 34 and 37 percent respectively. The increases are due to increases in (i) catalog distribution of two and four percent, (ii) average pages per catalog of 10 and 12 percent, and (iii) the average paper cost per hundred weight to $48 and $46, respectively, for the three and six months ended June 30, 1998 from $41 for the same periods in 1997, or 17 and 12 percent, respectively. Selling expenses, which represent commissions paid to airlines and other marketing partners and are generally variable in nature, remained consistent, at six percent of total revenues for all periods reported. Customer service and fulfillment expenses, which include a full-service customer contact center and a drop-ship and order-coordination center, and are generally variable in nature, decreased to seven percent of total revenues for the three and six months ended June 30, 1998, compared to eight percent for the same periods in 1997 as a result of operational improvements made during the three and six months ended June 30, 1998. General and administrative expenses increased to $1.9 and $3.7 million for the three and six months ended June 30, 1998, from $1.4 and $2.5 million for the same periods in 1997, or 34 and 46 percent, respectively. The increases are due primarily to infrastructure investments relating to the Company's new business initiatives.

     INCOME FROM OPERATIONS. The Company reported income from operations of $250,000 and $218,000 for the three and six months ended June 30, 1998 as a result of the items discussed above, compared to income from operations of $181,000 and $524,000 for the same periods in 1997.

     INCOME TAXES. Income tax expense was $144,000 and $193,000 for the three and six months ended June 30, 1998, or approximately 40 percent of pre-tax income. The Company incurred no income tax expense for the three and six months ended June 30, 1997 due to a reduction in certain temporary differences, as well as a reduction in the valuation allowance for deferred tax asset items.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had net working capital of $6.1 million, which included cash and cash equivalents of $7.9 million compared with working capital of $6.1 million and cash and cash equivalents of $9.4 million at December 31, 1997. Additionally, the Company maintains a reducing revolving line of credit at a bank with a maximum available line of $4.0 million. As of August 14, 1998, the entire balance of the revolving line of credit was unused. The Company believes that cash flow provided from operations, and the Company's available cash are adequate to supply required working capital and provide for investing activities for the foreseeable future.

     Cash used in operating activities was $0.8 million for the six months ended June 30, 1998 compared to $2.9 million for the same period in 1997. The decrease in cash used is due primarily to the timing of cash receipts and cash disbursements.

     Cash used in investing activities was $0.7 million for the six months ended June 30, 1998 compared to $0.6 million for the same period in 1997. Cash used in investing activities for both periods relates to purchases of telecommunications and computer equipment and software, building improvements, and furniture and fixtures.

     Cash used in financing activities was $29,000 for the six months ended June 30, 1998 compared to $1.1 million of cash provided by the six months ended June 30, 1997. Cash used in financing activities for the six months ended June 30,

1998 resulted primarily from payments on capital lease obligations and repurchases of common stock, offset by proceeds from the issuance of common stock. Cash provided by the six months ended June 30, 1997 resulted from borrowing under the Company's line of credit offset by payments on notes payable to vendors, shareholders, and others.

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

     After deducting the foregoing expenses, the Offering resulted in approximately $14.0 million in net proceeds to the Company. For the period from December 16, 1996 through June 30, 1998, the Company used the net proceeds as follows: approximately (i) $1.1 million for building improvements to the corporate offices and the customer contact center, (ii) $2.3 million for the purchase and installation of telephone and computer software and equipment,
(iii) $4.0 million for the reduction of the Company s revolving  line of credit,
(iv) $0.7 million for marketing and promotional expenses, (v) $1.6 million for development of additional circulation media, (vi) $1.0 million for the repurchase of 164,400 of the Company's common shares, and (vii) $3.3 million for temporary investments consisting primarily of money market funds and commercial paper. None of the above mentioned amounts consist of direct or indirect payments to Affiliates. The preceding discussion of the Company's use of net proceeds is based upon reasonable estimates by management. Except for capital expenditures, the reduction of the line of credit, and the repurchase of the Company's common shares discussed in items (i), (ii), (iii), and (vi) above, the Company's use of proceeds from the Offering, as described herein, does not represent a material change from that described in the Prospectus included in the Form S-1. The Company continues to evaluate the use and allocation of the Offering proceeds and, as discussed in the Form S-1, may re allocate or use the Offering proceeds for different purposes as business conditions warrant.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Application of the Statement's requirements is not expected to have a material impact on the Company's financial position, results of operations, or earnings per share data as currently reported.

ITEM 3.  NOT APPLICABLE

                          PART II. OTHER INFORMATION

ITEMS 1. THROUGH 3.  NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 1998, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                                             Votes
          Director                  Votes For              Withheld
          -----------------         ---------              --------

          Robert M. Worsley         7,835,197                 2,500
          Alan C. Ashton            7,835,197                 2,500
          Lyle R. Knight            7,833,032                 4,665
          Thomas J. Litle           7,727,433               110,264
          Randy Petersen            7,835,197                 2,500


     Amendment to SkyMall, Inc. 1994 Stock Option Plan (Proposal No. 2) to increase shares available under the Plan from 650,000 to 1,100,000:

                    Votes For               6,132,217
                    Votes Against             319,514
                    Abstentions                 5,600

ITEM 5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is included herein:

         (27)     Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 14, 1998               By: /s/ Robert M. Worsley
       ---------------------                -----------------------------------
                                            Robert M. Worsley
                                            Chairman of the Board,
                                            President (Chief Executive Officer)


Date:     August 14, 1998               By: /s/ Darryl S. Baker
       ---------------------                -----------------------------------
                                            Darryl S. Baker
                                            Controller
                                            (Principal Accounting Officer)