Form 10-Q
period 1998-09-30
SKYMALL INC
filed 1998-11-16
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

                                 Yes [X] No [ ]

     The number of shares outstanding of the issuer's common shares, as of November 11, 1998:

                COMMON SHARES, $.001 PAR VALUE: 8,514,601 SHARES

                                  SKYMALL, INC.

                                      INDEX


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Balance Sheets -
        September 30, 1998 and December 31, 1997............................  3

     Condensed Statements of  Income -
        Three and nine months ended September 30, 1998 and 1997.............  4

     Condensed Statements of Cash Flows -
        Nine months ended September 30, 1998 and 1997.......................  5

     Notes to Condensed Financial Statements................................  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS  OF OPERATIONS...............................  7

ITEM 3.  NOT APPLICABLE..................................................... 11



PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS ................................................. 12

ITEMS 2. THROUGH 5.  NOT APPLICABLE......................................... 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 12


SIGNATURES.................................................................. 12

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)

                                                     September 30,  December 31,
                                                          1998          1997
                                                     -------------  ------------
                                                      (Unaudited)
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $    7,188     $    9,412
  Accounts receivable, net                                 7,839         10,427
  Prepaid catalog costs and other                          1,849          1,863
  Deferred income taxes                                      495            500
                                                      ----------     ----------
      Total current assets                                17,371         22,202

PROPERTY AND EQUIPMENT, net                                4,943          4,133
OTHER ASSETS, net                                            268            299
                                                      ----------     ----------
      Total assets                                    $   22,582     $   26,634
                                                      ==========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $    9,613     $   13,669
  Accrued liabilities                                        894          1,863
  Income taxes                                               897            556
  Current portion of notes payable and
     capital leases                                           80             64
                                                      ----------     ----------
      Total current liabilities                           11,484         16,152

DEFERRED INCOME TAXES                                        109            109
NOTES PAYABLE AND CAPITAL LEASES, net of
  current portion                                              1             66
                                                      ----------     ----------
      Total liabilities                                   11,594         16,327
                                                      ----------     ----------
SHAREHOLDERS' EQUITY
   Common stock                                                9              9
   Additional paid-in capital                              6,735          6,723
   Retained earnings                                       4,244          3,575
                                                      ----------     ----------
      Total shareholders' equity                          10,988         10,307
                                                      ----------     ----------
      Total liabilities and shareholders' equity      $   22,582     $   26,634
                                                      ==========     ==========

                             See accompanying notes.

                                  SKYMALL, INC.

                         CONDENSED STATEMENTS OF INCOME
           (Amounts in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                    Three months ended               Nine months ended
                                                       September 30,                   September 30,
                                               ----------------------------    ----------------------------
                                                   1998            1997            1998            1997
                                               ------------    ------------    ------------    ------------
REVENUES:
   Merchandise sales, net                      $      9,657    $      9,175    $     29,022    $     25,855
   Placement fees and other                           3,935           3,793          11,504          11,003
                                               ------------    ------------    ------------    ------------
         Total revenues                              13,592          12,968          40,526          36,858

COST OF GOODS SOLD                                    6,367           7,707          20,307          21,270
                                               ------------    ------------    ------------    ------------
         Gross margin                                 7,225           5,261          20,219          15,588
                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES:

   Catalog expenses                                   2,723           2,004           8,103           5,926
   Selling expenses                                     816             736           2,501           2,108
   Customer service and fulfillment expenses            940             912           2,951           2,886
   General and administrative expenses                2,224           1,394           5,924           3,929
                                               ------------    ------------    ------------    ------------
         Total operating expenses                     6,703           5,046          19,479          14,849
                                               ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                                  522             215             740             739

   Interest expense                                      (4)            (33)            (22)            (92)
   Other income                                         112             141             394             424
                                               ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                              630             323           1,112           1,071

   Income taxes                                         250              --             443              --
                                               ------------    ------------    ------------    ------------
NET INCOME                                     $        380    $        323    $        669    $      1,071
                                               ============    ============    ============    ============
BASIC NET INCOME PER COMMON SHARE              $        .04    $        .04    $        .08    $        .12
                                               ============    ============    ============    ============
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         8,514,601       8,647,182       8,511,055       8,651,720
                                               ============    ============    ============    ============
DILUTED NET INCOME PER COMMON SHARE            $        .04    $        .04    $        .08    $        .12
                                               ============    ============    ============    ============
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       8,515,211       8,647,182       8,513,513       8,711,658
                                               ============    ============    ============    ============

                             See accompanying notes.

                                  SKYMALL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $      669   $    1,071
     Adjustments to reconcile net income to net
     cash used in operating activities -
     depreciation and amortization                             882          417
     Changes in operating assets and liabilities            (2,046)      (2,821)
                                                        ----------   ----------
         Net cash used in operating activities                (495)      (1,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                     (1,692)      (1,761)
                                                        ----------   ----------
         Net cash used in investing activities              (1,692)      (1,761)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on line of credit                               --          138
     Payments on notes payable and capital leases, net         (49)        (702)
     Repurchase of common shares                              (127)        (611)
     Payments on notes payable to shareholders                  --         (120)
     Proceeds from issuance of common stock                    139           --
                                                        ----------   ----------
         Net cash used in financing activities                 (37)      (1,295)
                                                        ----------   ----------

DECREASE IN CASH AND
     CASH EQUIVALENTS                                       (2,224)      (4,389)

CASH AND CASH EQUIVALENTS,
     beginning of period                                     9,412       11,491
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS,
     end of period                                      $    7,188    $   7,102
                                                        ==========    =========


                             See accompanying notes.

                                  SKYMALL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                   Three months ended     Nine months ended
                                                      September 30,          September 30,
                                                   ------------------     -----------------
                                                     1998       1997        1998      1997
                                                   -------    -------     -------   -------
Basic net income per common share:

   Net income                                      $   380    $   323     $   669   $ 1,071
                                                   =======    =======     =======   =======
   Weighted average common shares                    8,515      8,647       8,511     8,652
                                                   =======    =======     =======   =======
   Basic per share amount                          $   .04    $   .04     $   .08   $   .12
                                                   =======    =======     =======   =======


                                                   Three months ended     Nine months ended
                                                      September 30,          September 30,
                                                   ------------------     -----------------
                                                     1998       1997        1998      1997
                                                   -------    -------     -------   -------
Diluted net income per common share:

   Net income                                      $   380    $   323     $   669   $ 1,071
                                                   =======    =======     =======   =======
   Weighted average common shares                    8,515      8,647       8,511     8,652
   Options and warrants assumed converted                0          0           3        60

   Total common shares plus assumed conversions      8,515      8,647       8,514     8,712
                                                   =======    =======     =======   =======
   Diluted per share amount                        $   .04    $   .04     $   .08   $   .12
                                                   =======    =======     =======   =======

(3)  SUBSEQUENT EVENT

     On October 12, 1998 the Company purchased 100 percent of the stock of Durham & Company for $3.1 million. The Company paid $2.9 million in cash to the stockholders of Durham & Company with the remaining $200,000 secured by a Promissory Note bearing interest at nine percent and payable on October 12, 1999. Durham & Company is a 15-year-old logo merchandise catalog and recognition jewelry company based in Tempe, Arizona. Durham publishes logo merchandise catalogs and supplies high-quality recognition jewelry and related products to a number of organizations, including airlines. This acquisition will be accounted for as a purchase. The results of operations will be included in the Company's financial statements beginning at the date of acquisition.


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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     REVENUES AND GROSS MARGIN. Net merchandise sales increased to $9.7 and $29.0 million for the three and nine months ended September 30, 1998 from $9.2 and $25.9 million for the same periods in 1997, or five and 12 percent, respectively. The increases are primarily due to increases over the same periods in the prior year in pages per catalog of 16 and 14 percent respectively for the three and nine months ended September 30, 1998. Placement fees and other revenues as a percent of total revenues were constant at 29 percent for the three months ended September 30, 1998 and 1997, and decreased to 28 percent for the nine months ended September 30, 1998 from 30 percent for the same period in 1997. Gross margins increased to $7.2 and $20.2 million, or 53 and 50 percent of total revenues, for the three and nine months ended September 30, 1998, from $5.3 and $15.6 million, or 41 and 42 percent of total revenues, for the same periods in 1997. The increase in gross margin was primarily due to a change in the mix of agreements with merchants, emphasizing more variable compensation versus fixed placement fees.

     OPERATING EXPENSES. Total operating expenses increased to $6.7 and $19.5 million, or 49 and 48 percent of total revenues, for the three and nine months ended September 30, 1998, from $5.0 and $14.8 million, or 39 and 40 percent of total revenues, for the same periods in 1997, respectively. Catalog expenses, which consist of catalog production, paper and printing costs, increased to $2.7 and $8.1 million for the three and nine months ended September 30, 1998, from $2.0 and $5.9 million for the same periods in 1997, or 36 and 37 percent, respectively. The increases are due primarily to increases in (i) average pages per catalog of 16 and 14 percent and (ii) the average equivalent paper cost per hundred weight to $47, respectively, for the three and nine months ended September 30, 1998 from $41 for the same periods in 1997, or 15 percent, respectively. The total number of catalogs distributed decreased one percent for the comparable three month period and increased three percent for the nine month period ended September 30, 1998 from 1997 levels. Selling expenses, which represent commissions paid to airlines and other marketing partners and are generally variable in nature, remained consistent, at six percent of total revenues for all periods reported. Customer service and fulfillment expenses, which include a full-service customer contact center and a drop-ship and order-coordination center, and are generally variable in nature, decreased to seven percent of total revenues for the three and nine months ended September 30, 1998, compared with seven and eight percent for the same periods in 1997 as a result of operational improvements made during the three and nine months ended September 30, 1998. General and administrative expenses increased to $2.2 and $5.9 million for the three and nine months ended September 30, 1998, from $1.4 and $3.9 million for the same periods in 1997, or 60 and 51 percent, respectively. The increases are due primarily to infrastructure investments relating to the Company's new business initiatives.

     INCOME FROM OPERATIONS. The Company reported income from operations of $522,000 and $740,000 for the three and nine months ended September 30, 1998 as a result of the items discussed above, compared with income from operations of $215,000 and $739,000 for the same periods in 1997.

     INCOME TAXES. Income tax expense was $250,000 and $443,000 for the three and nine months ended September 30, 1998, or approximately 40 percent of pre-tax income. The Company incurred no income tax expense for the three and nine months ended September 30, 1997 due to a reduction in certain temporary differences, as well as a reduction in the valuation allowance for deferred tax asset items.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had net working capital of $5.9 million, which included cash and cash equivalents of $7.2 million compared with working capital of $6.1 million and cash and cash equivalents of $9.4 million at

December 31, 1997. Additionally, the Company maintains a reducing revolving line of credit at a bank with a maximum available line of $4.0 million. As of November 14, 1998, the entire balance of the revolving line of credit was unused. The Company believes that cash flow provided from operations, and the Company's available cash are adequate to supply required working capital and provide for investing activities for the foreseeable future.

     Cash used in operating activities was $0.5 million for the nine months ended September 30, 1998 compared with $1.3 million for the same period in 1997. The decrease in cash used is due primarily to the timing of cash receipts and cash disbursements.

     Cash used in investing activities was $1.7 million for the nine months ended September 30, 1998 compared with $1.8 million for the same period in 1997. Cash used in investing activities for both periods relates to purchases of telecommunications and computer equipment and software, building improvements, and furniture and fixtures.

     Cash used in financing activities was $37,000 for the nine months ended September 30, 1998 compared with $1.3 million for the same period in 1997. Cash used in financing activities for the nine months ended September 30, 1998 resulted primarily from payments on capital lease obligations and repurchases of common stock, offset by proceeds from the issuance of common stock. Cash used in financing activities for the nine months ended September 30, 1997 resulted from payments on notes payable to vendors, shareholders, and others, offset by borrowing under the Company's line of credit.

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

     After deducting the foregoing expenses, the Offering resulted in approximately $14.0 million in net proceeds to the Company. For the period from December 16, 1996 through September 30, 1998, the Company used the net proceeds as follows: approximately (i) $1.2 million for building improvements to the corporate offices and the customer contact center, (ii) $3.3 million for the purchase and installation of telephone and computer software and equipment,
(iii) $4.0 million for the reduction of the Company's  revolving line of credit,
(iv) $0.7 million for marketing and promotional expenses, (v) $1.6 million for development of additional circulation media, (vi) $1.0 million for the repurchase of 164,400 of the Company's common shares, and (vii) $2.2 million for temporary investments consisting primarily of money market funds and commercial paper. None of the above mentioned amounts consist of direct or indirect payments to Affiliates. The preceding discussion of the Company's use of net proceeds is based upon reasonable estimates by management. Except for capital expenditures, the reduction of the line of credit, and the repurchase of the Company's common shares discussed in items (i), (ii), (iii), and (vi) above, the Company's use of proceeds from the Offering, as described herein, does not represent a material change from that described in the Prospectus included in the Form S-1. The Company continues to evaluate the use and allocation of the Offering proceeds and, as discussed in the Form S-1, may re-allocate or use the Offering proceeds for different purposes as business conditions warrant.

YEAR 2000

Background:

The Company has initiated a comprehensive program to evaluate and address its exposure to the Year 2000 (Y2K) computer issue. The Y2K issue arose because many computer programs use only the last two digits in date fields to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". Further, certain programs may not properly process the dates of September 9, 1999 or February 29, 2000. If not corrected, many computer applications could fail or create erroneous results.

State of Readiness:

The Company has initiated a comprehensive program to identify its exposure to this issue and has begun to implement measures to mitigate any problems. The
Company believes it has identified all significant internal systems and applications that require attention of some form in order to address the Y2K risks.

The information or production systems which consist of order entry, order conveyance and customer service are primarily based on the Microsoft suite of products and the hardware is principally late model Compaq servers, both of which are designed to meet Y2K functional requirements. The Company is in the process of obtaining confirmation that these systems meet Y2K requirements.

The Company has other non-production systems such as internal security systems, telephone systems, and network computer equipment, which are also under review. In addition the capability of critical systems of third parties such as its vendor partners, banks, and telephone service providers.

The Company plans to resolve any Y2K issues by June 30, 1999.

Costs:

The financial and resource demands of the Y2K project are estimated to total less than $100,000. Much of this amount represents the use of existing resources which will be refocused to survey third parties, review internal and external systems environments, analyze potential impacts and document the effort.

Risks:

The Company has identified what it believes are its most significant worst case Y2K scenarios. These revolve around the ability of the Company's vendors to process orders and conduct business such as arranging deliveries to customers and replenishing inventories. The Company does not currently have enough data to make an accurate assessment of the potential impact of a material failure of its vendors to be adequately prepared for Y2K issues.

Contingency Plans:

The Company has not yet developed formal contingency plans to address the possibility that its critical systems, as well as those of its key business partners on which the Company relies, will experience significant interruption as a result of Y2K issues. The Company will develop contingency plans by June 30, 1999, if such plans are deemed necessary after a more thorough evaluation of all mission critical systems.

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

ITEM 3. NOT APPLICABLE

                           PART II. OTHER INFORMATION


ITEMS 1. LEGAL PROCEEDINGS

     On May 13, 1998 Kathy Jordan, a purchaser of one pair of cuff links through a SkyMall catalog in March 1998, filed an action in the District Court of Cherokee County, Oklahoma against SkyMall, Inc. Plaintiff alleges that SkyMall improperly collected from her certain state and local taxes relating to her purchase, and that the rates used by SkyMall to calculate state and local taxes due on an order were in excess of the actual rates applicable to her. Plaintiff brought the action "on behalf of herself and a class of persons in the United States similarly situated, excluding residents of Arizona, who have at any time purchased a product from the Defendant and paid money which was collected under the designation of a purported 'sales tax' but which was either 1) not authorized by law; or 2) not remitted in full to the proper taxing authority." She alleges causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgement, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. SkyMall believes that it has properly collected applicable state and local taxes, and that it has remitted all amounts collected from purchasers to the various state taxing authorities. Therefore, the Company believes Ms. Jordan's claims are without merit and intends to vigorously defend this action.

ITEMS 2. THROUGH 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is included herein:

     (27) Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998             By:  /s/ Robert M. Worsley
       -----------------                  --------------------------------------
                                          Robert M. Worsley
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          (Principal Accounting Officer)