Form 10-K
period 1998-12-31
SKYMALL INC
filed 1999-03-31
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, .001 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 22, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $50,658,796. The aggregate market value was based on the closing price of Common Stock as reported by the Nasdaq National Market.

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

     At March 22, 1999, the number of shares of Common Stock outstanding was 8,868,798 and there were no shares of Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 4, 1999, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this report, but only to the extent indicated therein.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I

     Item 1.  Business.....................................................  4
     Item 2.  Properties................................................... 13
     Item 3.  Legal Proceedings............................................ 14
     Item 4.  Submission of Matters to a Vote of Security Holders.......... 14


PART II

     Item 5.  Market for the Registrant's Common Stock and Related
                 Stockholder Matters......................................  15
     Item 6.  Selected Financial Data.....................................  16
     Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................  18
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..  28
     Item 8.  Financial Statements and Supplementary Data.................  28
     Item 9.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.....................  29


PART III

     Item 10. Directors and Executive Officers of the Registrant..........  30
     Item 11. Executive Compensation......................................  30
     Item 12. Security Ownership of Certain Beneficial Owners and
                  Management..............................................  30
     Item 13. Certain Relationships and Related Transactions..............  30


PART IV

     Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.....................................  31


SIGNATURES................................................................ S-1

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Certain statements made herein, in documents incorporated herein by reference, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These statements discuss, among other items, the Company's growth strategy and anticipated trends in our business. Words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends", "may" and similar expressions identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. Examples of such uncertainties include, but are not limited to, the Company's dependence on its relationships with its airline, merchant, and other partners, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business strategy, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies, retailers and e-commerce companies, and the Company's reliance on technology and information and telecommunications systems, all of which are discussed more fully below and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."


ITEM 1.  BUSINESS

GENERAL

     Founded in 1989, SkyMall, Inc. capitalizes on exclusive agreements to create both print and e-commerce solutions for consumers and merchants. We offer products and services to consumers through print and on-line media. Our products and services are provided by more than 100 of the country's leading retailers, including Balducci's, Brookstone(R), Frontgate(R), Hammacher Schlemmer(R), Improvements(R), Lillian Vernon(R), Orvis(R), Successories(R), The Sharper Image(R) and The Wine Enthusiast(TM). The Company offers a diverse variety of products from numerous product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. Because most of our merchants ship merchandise directly to our customers, the Company has little inventory risk. Our total revenues have increased from approximately $30.3 million in 1994 to approximately $66.3 million in 1998, for a compound annual growth rate of 21.6%. Our revenue per passenger enplanement for all of our programs on flights carrying SkyMall catalogs increased from approximately $0.06 in 1994 to approximately $0.12 in 1998, for a compound annual growth rate of 18.9%.

     Currently, our largest distribution channel is the airline seat pocket through which our in-flight catalogs were available to more than 1.1 million airline passengers each day in 1998, or approximately 68% of all domestic airline passengers. We also sell products through a number of other print media including catalogs distributed through our international airline partnerships and catalogs offering high quality logo merchandise distributed in the corporate workplace. Through our on-line media subsidiary, SKYMALL.COM, we offer an expanded selection of products and services to on-line shoppers at our Web site, WWW.SKYMALL.COM and through our affiliate program.

     We plan to  significantly  increase  our content  offering to  consumers by attracting new merchants to the SkyMall program and offering appealing non-merchandise travel-related content to consumers through our on-line media. We also plan to further broaden our distribution channels and our customer base through, among other things, electronic commerce initiatives, international expansion of our in-flight catalog program and implementation of additional workplace marketing programs. From time to time, we may also consider further expanding our media capabilities and distribution channels, either through joint venture relationships, acquisitions or other arrangements.

     Unless the context indicates otherwise, the terms "SkyMall", the "Company," "we", "us" or "ours" refer to SkyMall, Inc. and its subsidiaries.

CUSTOMER RELATIONSHIPS

     SkyMall's mission is to make shopping more convenient for consumers and we have more than eight years of experience in ensuring that shopping from SkyMall is convenient and easy. SkyMall has adopted the following strategies for satisfying the needs of time-pressed consumers, particularly those who have adopted the Internet as a preferred method of shopping and have grown to expect higher standards of customer service and convenience.

     PROVIDE CUSTOMERS WITH ONLY THE BEST-SELLING, HIGH-QUALITY MERCHANDISE FROM WELL-KNOWN BRANDS. SkyMall offers its customers more than 3,500 products from over 100 well-known merchants. Our print media, which typically includes approximately 2,000 items per catalog, provides consumers with a selection of only the best-selling products from our most well-known merchant partners. This ensures that consumers quickly see the most popular items, without having to review hundreds of items that may be of little interest. Through our on-line database, we offer on-line consumers a greater product selection and currently offer more than 3,500 products for sale. For the convenience of our customers, our on-line database is searchable by a number of parameters that allow the customer to quickly locate products that are of interest to that consumer. We plan to further expand the selection and variety of our product offering and implement additional on-line technologies that will allow us to use customer recommendation software to offer SkyMall customers personalized recommendations based on individual tastes and preferences. See "TECHNOLOGY -- CUSTOMER RECOMMENDATION TECHNOLOGY".

     PROVIDE CUSTOMERS WITH A CONVENIENT ONE-STOP SHOPPING SERVICE. SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered in the SkyMall catalogs is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalogs and on the Web, we afford our customers access to thousands of products offered by more than 100 participating merchants and the convenience of one-stop shopping.

     PROVIDE SUPERIOR CUSTOMER SERVICE, ORDER PROCESSING AND FULFILLMENT. The Company maintains a well-trained, in-house staff of customer service representatives located in Phoenix, Arizona, for its domestic business and uses outsource call centers with expertise in as many as 16 languages for its international orders. Our global customers enjoy the convenience of being able to shop twenty-four hours a day, seven days a week. The Company's customer service representatives encourage customers to purchase additional products with each order to increase the Company's average revenue per order. Consumers can shop while traveling by ordering from free in-flight phones or by phones anywhere using our toll-free number. Consumers can also shop on-line wherever an Internet connection is available. Unlike many Internet retailers, the Company offers telephone support to its on-line consumers twenty-four hours a day, seven days a week, providing the Company's on-line consumer the benefit of live customer service assistance. On-line consumers can also make customer service inquiries via e-mail. To facilitate prompt delivery of products, all orders taken by the Company are forwarded to the Company's merchant partners who ship merchandise directly to consumers. Although we currently offer a two-to-four day expedited shipping option for most products, we plan to implement an overnight delivery option in the future in order to further improve our customer service capabilities.

     PROVIDE CUSTOMER GUARANTEES AND EASY RETURNS. We offer a no mark-up, low price guarantee under which we will refund the price difference if the customer finds the same item advertised elsewhere at a lower price. We also offer a total satisfaction guarantee that lets a customer return merchandise for any reason within 60 days of purchase. SkyMall distinguishes itself from other catalog companies and on-line retailers by providing its customers a simplified return process. With each order, SkyMall automatically includes a pre-printed return form, allowing customers to return the merchandise without first notifying SkyMall to solicit a return authorization. Providing this pre-printed form in advance also allows our customers to contact UPS or Federal Express to pick up the item directly from the delivery address, eliminating the need to travel, stand in line, or request approval to return items.

PRINT MEDIA

     We market our merchandise through a number of print media, including our in-flight catalogs, international catalogs and workplace catalogs. We continue to seek additional ways to expand our print media distribution and are currently testing a number of new channels, including hotels, consumer loyalty programs and alliances with credit card companies who have access to significant customer databases. The merchandise of each participating merchant in our catalogs is presented in a separate section of each catalog to allow browsing from "store to store," providing the convenience and variety of an upscale shopping mall environment.

     SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, are our largest distribution channel. Over the past eight years, we have experienced substantial growth in our domestic in-flight catalog business, which accounted for approximately 93% of our net merchandise sales and substantially all of our placement fees and other revenue in 1998. During 1998, we had exclusive agreements to place our catalogs on 16 airlines, making our catalog available to more than 410 million airline passengers in 1998. These 16 airlines, which carried approximately 68% of all domestic passengers in 1998, include America West, Continental, Delta, Southwest, TWA, United and US Airways. The Company's catalogs carry the SkyMall name on all participating airlines, except United and US Airways, which offer SkyMall catalogs under the names "High Street Emporium" and "Selections," respectively. In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners. During the first three quarters of the year, our catalogs typically average 170 pages. During our peak selling season in the fourth quarter of the year, we generally expand our catalog offering to over 225 pages.

     In February 1999, SkyMall entered into a three and one-half year exclusive agreement with Northwest Airlines, the world's fourth-largest airline, which will bring our in-flight catalogs to all domestic Northwest passengers by July 1, 1999, increasing the Company's market share to approximately 453 million passengers per year, or approximately 75% of all domestic airline passengers. SkyMall and Northwest have also agreed to develop additional marketing programs to specifically target frequent fliers and to explore international opportunities for the in-flight catalogs.

     The SkyMall program offers airlines a low-risk means of incrementally increasing their earnings. In exchange for placement of our catalogs in seat-back pockets, we pay each airline partner a monthly commission based on net merchandise revenues generated by the Company from sales to that airline's passengers. Some agreements also require payment of a minimum monthly commission or a boarding cost that reimburses the airline for the increased fuel costs attributable to the weight of the catalogs. For 1998, total commissions paid or payable to SkyMall's airline partners amounted to approximately $3.4 million which included minimum monthly commissions and boarding costs of approximately $2.5 million. In addition to increasing airline earnings, our airline partners also benefit from enhancing the in-flight experience of their passengers by providing our catalogs as an additional amenity. SkyMall's agreements with its airline partners generally have a term of at least one year and thereafter are automatically renewable on an annual basis, subject to termination with 60 to 180 days' advance notice by either SkyMall or the airline. We believe our relations with each of our airline partners are good.

     The following airline partners each accounted for in excess of 10% of the Company's net merchandise sales for the year ended 1998:

                                         PERCENT OF NET MERCHANDISE SALES
     NAME OF AIRLINE                        THROUGH DECEMBER 31, 1998

     Delta                                             23%
     United                                            21%
     Continental                                       11%
     Southwest Airlines                                10%
                                                       ---

          Total                                        65%
                                                       ===

     We continue to develop marketing and promotional programs focused on increasing revenue per passenger enplanement, some of which are facilitated through the unique relationships between the Company and our airline partners. Among the plans in various stages of implementation are (i) enhancing promotion of our shopping services through in-flight announcements, including video and audio programming, (ii) encouraging repeat customer purchases through discounts and other special offers, (iii) offering airlines and key airline employees incentives for promoting the use of our catalogs among airline passengers, (iv) conducting in-flight promotions, such as gift certificates, discount certificates, and special offers to passengers who order while in-flight, and
(v) expanding the number of merchants in our program as well as the selection and variety of products. The Company has tested a number of the foregoing initiatives with some of its airline partners and, where successful, plans to expand the programs to other airline partners.

     SKYMALL INTERNATIONAL IN-FLIGHT CATALOGS. We believe that the demographic and technological trends that are driving the domestic consumer to shift from traditional retail shopping are also present in many international markets, which we believe are substantially under-served. In early 1998, we launched a new international initiative with United Airlines under which we began providing specialized catalogs to the more than five million international passengers who travel each year on United Airlines' flights originating from Tokyo and Osaka, Japan and serving the Pacific Rim. These catalogs feature merchandise tailored to this audience and are offered in three languages: English, Japanese and Chinese. Although revenue from this program has been immaterial to date, we attribute this result primarily to the poor economic conditions in Asia and we plan to continue this program for the foreseeable future.

     In March 1999, the Company began a five-month test program with British Airways, which began offering SkyMall catalogs on most of its transatlantic flights originating from New York and Boston. Pending the results of this test, the Company and British Airways may consider expanding the program to additional flights. In addition, in January 1999, the Company began testing a Spanish language order form on several Continental flights to Latin America.

     Although international sales were immaterial to our total net merchandise sales in 1998, we plan to continue exploring opportunities in these markets. SkyMall continues to gain experience in international markets, including in merchandising, customer service and fulfillment. The Company plans to enter into other controlled and carefully planned expansions into large international markets through cooperative ventures with its current domestic airline partners, as well as new international partners. The Company believes that its experience in the domestic in-flight business, as well as its Web-based infrastructure that allows it to quickly set-up call center operations in foreign countries, will enable it to expand into selected international markets, particularly those with a strong interest in U.S. products or where remote shopping already has some level of acceptance by consumers.

     WORKPLACE MERCHANDISE CATALOGS. In October 1998, SkyMall acquired Durham & Company, a 15-year-old company with annual revenues of approximately $4 million that supplies logo merchandise and recognition products to more than one million employees of a number of blue-chip organizations, primarily through print catalogs. Durham & Company accounted for approximately 2% of the Company's net merchandise sales in 1998. Competing in the highly fragmented $23 billion incentive industry, Durham distinguishes itself by providing high-quality products and excellent customer service and focuses its marketing efforts on large organizations. SkyMall plans to provide Durham's clients unique, high-quality merchandise offered through other SkyMall channels as well as logo merchandise and recognition products for corporate gift giving, employee recognition, sales promotions and incentives, and similar programs.

     Through the Durham acquisition, SkyMall began to further leverage its existing airline relationships by offering them the expanded logo merchandise and recognition product lines. In February 1999, SkyMall and Durham entered into an agreement with a third party pursuant to which Durham's logo merchandise and SkyMall's products are offered at United's corporate store at the airline's headquarters outside Chicago, which serves United's employees and visitors. In addition, commencing in February 1999, Durham began providing a logo merchandise catalog to United's 85,000 domestic employees.

     The Company believes the number of women in the workplace and the gaining popularity of non-traditional methods of shopping presents an ideal opportunity to market its products to busy consumers in the workplace. We plan to continue to increase our presence in the corporate marketplace by leveraging Durham's quality logo merchandise with the unique products typically offered by SkyMall and attempting to secure additional corporate clients. With the increasing acceptance of the Internet in the workplace, we also plan to explore electronic commerce-based workplace programs.

     OTHER PRINT CHANNELS

     GOLD POINTS. In November 1998, Gold Points Corporation selected SkyMall as a primary merchandise redemption source for its Gold Points customer loyalty program. Gold Points Corporation is a subsidiary of Carlson Companies Inc., which owns such well-known brands as Regent International Hotels, Radisson Hotels Worldwide, Radisson Seven Seas Cruises, Country Inns & Suites By Carlson, Carlson Wagonlit Travel, T.G.I. Friday's and Italianni's, and operates Carlson Marketing Group, the largest relationship marketing company in the United States. Through a network of well-known brands in different industries, the Gold Points program offers participants the opportunity to earn and redeem points with a variety of network merchants. Participants in the Gold Points program include Carlson-owned hospitality and service companies, as well as MCI Worldcom, the American Bar & Grill and others. The SkyMall redemption catalog will be available from participating Gold Points merchants in April 1999 and will be the primary general merchandise catalog promoted to consumers for point redemption. SkyMall will also participate in the Gold Points merchant network and will award consumers Gold Points at their request.

     OTHER PRINT MEDIA PROGRAMS. We provide unique, upscale catalogs to the membership-oriented airport lounges of one of our major airline partners. The SkyMall catalogs are also available on certain Northeastern routes of Amtrak. We also continue to test distribution of our print catalogs in a number of other venues, including hotels and in connection with other loyalty and marketing programs. We are also testing other alliances, including with major credit card companies. To the extent the test results of these programs prove successful, we may expand our presence in these channels.

ELECTRONIC MEDIA

     GENERAL. We launched our first Internet Web site in January of 1996 and since then have continued to further refine and develop our e-commerce strategies. Our e-commerce channels showcase products offered in our print catalogs and provide customers an additional means of customer service and support. In addition, because the Internet does not pose the same size and weight constraints as our paper catalogs, we offer products and services from a greater number of merchants and a full complement of products from merchants who offer only their best-selling items in our catalogs. Through our wholly-owned subsidiary, SKYMALL.COM, INC., we plan to increase our revenues from this media by developing SkyMall's Web site as a premier Internet shopping and travel destination and increase the number of partners in our affiliate program. We also plan to increase our database of products.

     During 1998, we experienced a significant increase in our e-commerce activity. Net merchandise sales from our e-commerce initiatives for fiscal 1998 were $2.5 million compared with net merchandise sales in 1997 of approximately $235,000; an increase of over 900%. Our e-commerce sales accounted for approximately 5% of our net merchandise sales in 1998. We believe this trend demonstrates that the Internet is increasingly becoming a more popular way to shop and we plan to continue to leverage our merchandise content, customer service expertise, off-line channels and back-end infrastructure to capitalize on the opportunities of the Internet. During 1999, we plan to make significant additional investments in our e-commerce initiatives. For further discussion, see "ELECTRONIC MEDIA - GROWTH STRATEGY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     SKYMALL.COM'S marketing strategy is designed to strengthen the SkyMall brand name on-line, increase customer traffic to the SKYMALL.COM Web site, build strong customer loyalty, maximize repeat purchases and develop revenue opportunities. SKYMALL.COM seeks to build customer loyalty by creatively applying technology to deliver personalized programs and services, as well as creative and flexible merchandising. The Company employs a variety of media, marketing and promotional methods to achieve these goals.

     We believe our in-flight readership is a valuable asset as we expand our business, particularly our electronic commerce initiatives. SkyMall is uniquely positioned among Internet retailers because it promotes its Internet site at virtually no cost to more than 1.1 million airline passengers each day through the SkyMall in-flight print catalogs. As we grow our in-flight presence, the brand awareness and visibility we gain with our high-profile consumer audience strengthens the visibility of our Web initiative and can be used as a tool to promote traffic to our Web site. While other companies expend tremendous resources on off-line advertising to reach a portion of our audience, SkyMall has the advantage of promoting its site in another proven distribution channel.

     AFFILIATE PROGRAM. In addition to developing our own site, we have an affiliate program through which we provide a turn-key merchant solution to businesses that are interested in providing SkyMall's merchandise to visitors to their own Web sites. Our unique proprietary technology and other systems allow us to quickly and cost-effectively implement affiliate site programs, in many cases with lead times of less than three weeks. Visitors to SkyMall's affiliate sites go directly to a SkyMall site, which is typically co-branded with the affiliate partner, for shopping services. After shopping, the customer is directed back exclusively to the site from which they began so that the affiliate partner does not lose the benefit of the traffic to its site. Although we can private label an on-line store for our affiliate partners, most of our affiliate sites are co-branded to increase SkyMall's brand awareness as well as generate affinity for our on-line partners.

     Under our agreements with our affiliate partners, we typically pay them a commission based on net merchandise sales. Our affiliate program offers advantages to both consumers and our partners. Consumers enjoy the convenience of SkyMall's on-line shopping and our partner sites enjoy the benefit of increased revenue, while ensuring their customers return to their site.

     Early participants in our affiliate program include some of our airline partners, such as Delta Air Lines, Delta Crown Room and Continental Air Lines. We also have arrangements with a number of other high-traffic sites, including the site offered by the best-selling book series, Chicken Soup for the Soul, Microsoft's on-line shopping mall called MSN Shopping and The Trip.com. The Company continues to evaluate the success of its individual affiliates and, in some cases, has terminated relationships. Gaining additional knowledge from these experiences, the Company plans to continue to expand its affiliate program.

     ELECTRONIC COMMERCE GROWTH STRATEGY. In 1999, we plan to devote substantial financial, marketing, technical and personnel resources to further develop our electronic commerce initiatives. Our strategies in this area include, among other things, (i) significantly improving the look and feel, as well as the speed, performance and search functionality of our Web site, (ii) further developing our technology and other business infrastructures used to convey orders and provide order status information to our customers, (iii) undertaking marketing and other promotional campaigns through both on-line and off-line media to enhance brand awareness of the SkyMall name and drive traffic to our Web site, (iv) significantly increasing the selection and variety of products for our programs, and (v) developing non-product travel-related content for our Web site that will encourage consumers to visit our site for information as well as shopping. We also plan to further our marketing initiatives in order to secure more affiliate relationships. Implementation of our growth strategy will require the addition of new personnel as well as significant financial resources. For further discussion, please see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

COMPETITION

     PRINT MEDIA. All aspects of the Company's print media business are highly competitive. The Company competes for customers to some degree with all retailers and catalog companies, including airport retailers, duty-free retailers, specialty stores, incentive and logo merchandise companies, department stores, specialty catalog companies, and general merchandise catalog companies. Although the Company believes that its long-standing relationships with its business partners and participating merchants create substantial barriers to competition, many of its competitors and potential competitors have greater financial, marketing, and other resources, and may seek to enter or expand penetration into the Company's markets. In its in-flight business, the Company competes with other advertisers, including those who advertise in in-flight magazines and other periodicals. Several companies have announced they may develop seatback interactive video shopping services, some of which have greater resources than the Company. As seatback interactive video shopping services become more available to airline passengers, competition in the in-flight marketing business is likely to increase.

     ELECTRONIC MEDIA. The Internet on-line commerce market is relatively new, rapidly evolving and intensely competitive. The Company expects that competition in the on-line commerce market will intensify in the future. Barriers to entry are minimal and current and new competitors can launch new Web sites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on on-line retailers, including the Company. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

TECHNOLOGY

     We have implemented order entry, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available licensed technologies. The Company's current strategy is to focus its development efforts on creating and enhancing the specialized, proprietary software that is unique to its business and to license commercially developed technology for other applications where available and appropriate.

     ORDER ENTRY AND CUSTOMER SERVICE SYSTEM. In July 1998, we began the implementation of our Microsoft Site Server 3.0 Internet-based order entry and customer service system. The system became fully operational in November 1998 and provides a fully integrated order management and customer service system. Like other well-known companies, including Dell Computers, Barnes and Noble and 1-800-Flowers, we selected Microsoft Site Server 3.0 to decrease time-to-market and reduce development costs. Although many companies are using Microsoft products for their e-commerce business, we believe we are the only company of significant size to use these products as the infrastructure for both our print and on-line media. Our Internet-based system has already provided the Company with many first-to-market advantages, including giving us significant flexibility in implementing marketing programs and other promotions, allowing quick implementation of affiliate programs, permitting us to establish call center operations in foreign countries to support our international expansion and enabling us to reduce costs in our print media business.

     CUSTOMER RECOMMENDATION TECHNOLOGY. In December 1998, SkyMall entered into a licensing agreement with Net Perceptions(TM) Inc., a leading Internet database technology provider and developer of real-time customer relationship technologies, to add advanced customer recommendation technology software to both its Web site and call center. Using the software, effective in the Spring of 1999, SkyMall will begin offering customers personalized recommendations based on individual purchasing behavior. Because of our Web-based business infrastructure, we can offer this technology to all of our customers whether they order over the Internet or through our call center.

BUSINESS OPERATIONS

     MERCHANT AGREEMENTS. We enter into agreements with merchants who supply the products and services offered in our print and on-line media. Under these contracts, we earn percentages of revenues generated by sales or placement fees for inclusion of the merchants' products in SkyMall programs, or a combination thereof. Participating merchants agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out-of-stock. Generally, the Company's agreements with participating merchants provide that prices for products be honored by merchants as long as the Company receives orders for them. The agreements typically have an initial term of a single quarterly catalog and automatically renew thereafter for successive catalog editions. During 1997, the Company renegotiated many of its merchant partner agreements to establish more favorable cost structures. The Company experienced the benefits of those negotiations in 1998, with gross margins increasing from 42.3% in 1997 to 49.4% in 1998; however, there is no assurance that these gross margin levels can be increased or sustained in the future. The merchants typically agree to indemnify the Company for any losses associated with injuries caused to customers from the use of such merchant's products, to carry product liability insurance that names SkyMall as an additional insured, and to indemnify the Company against claims that their products infringe on the intellectual property rights of third parties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

     Some of the major catalog and retail companies currently featured by SkyMall and those who have participated in Company programs recently include:

                    NAME BRAND STORES IN THE SKYMALL CATALOGS
1-800-Flowers(R)            Igia(R)                          Solutions(R)
Balducci's                  Improvements(R)                  Spilsbury Puzzle Co.
Brainstorms                 Intelihealth Healthy Home(R)     Sturbridge Yankee Workshop
Brookstone(R)               Lillian Vernon(R)                Successories(R)
Calyx & Corolla             Magellan's(R)                    Sundance Catalog Company
Competitive Edge Golf(R)    Mattel(R)                        The American Historic Society
Design Toscano(R)           Mrs. Beasley's(R)                The Cigar Enthusiast
Ethel M Chocolates          Mrs.  Field's                    The Golf Company by Golf Digest
Field Trips                 Nightingale Conant               The Safety Zone(R)
Fitness Quest, Inc.(R)      Orvis(R)                         The Sharper Image(R)
Frontgate(R)                Personal Creations(R)            The Wine Enthusiast(TM)
Gumps(R)                    Plow and Hearth                  Timex(R)
Hale Groves(R)              Pro Tour Memorabilla             Travel Tools(TM)
Hammacher Schlemmer(R)      Reliable Home Office             United States Postal Service(R)
Hello Direct(R)             Seiko                            Verbal Advantage(R)
Huntington Clothiers(R)     Silvo Home(TM)                   Welbilt(R)

     ORDER PROCESSING, CUSTOMER SERVICE AND FULFILLMENT. At March 22, 1999, we employed approximately 150 customer service representatives. We outsource part of our call volume during peak order times. Our telephone equipment distributes calls to sales representatives and provides detailed call reporting and analysis, assisting us with order processing and marketing efforts. Over 86% of the Company's daily orders are received on "toll-free" numbers, including 10% from toll-free air phones, with the remaining orders arriving by U.S. mail, facsimile, and the Internet. We typically receive approximately 3,000 calls per day in off-peak seasons and approximately 7,400 calls per day during the peak of the Holiday season. We maintain no significant inventory. Therefore, once we receive a customer's order, it is transmitted to the appropriate merchant who ships the merchandise directly to the customer. Although expedited service is available, most orders are delivered to customers within seven-to-ten days. The Company's average order size is approximately $98. Our customer service representatives are given incentives for increasing order size.

REGULATION

     Our operations are subject to various federal, state, and local laws and regulations, including state sales tax laws and various Federal Trade Commission regulations governing the sale of merchandise by mail. The Federal Trade Commission regulations applicable to our operations impose various requirements on the processing of customer orders, including shipping deadlines, delay notices, order cancellations, and refunds. Our subsidiary, Durham & Company, operates a small manufacturing facility where it manufacturers recognition jewelry and related products. These operations involve certain hazardous chemicals that are used in the manufacturing process and are subject to various federal, state and local environmental laws and regulations.

EMPLOYEES

     At March 22, 1999, the Company had 323 employees, including 26 employees of SKYMALL.COM and 44 employees of Durham & Company. Approximately 90% of the Company's employees are full-time employees. The Company makes significant use of temporary and part-time employees to process orders during the Holiday season. The Company believes it has good relations with its employees.

     The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

TRADEMARKS AND TRADE NAMES

     SkyMall(R) is a registered trademark of the Company. The loss of the SkyMall trademark could have a material adverse effect on the Company. In addition, the Company uses a number of other trademarks and trade names in its business, none of which the Company believes are material to its overall operations.


ITEM 2.  PROPERTIES

     Our executive offices are located in Phoenix, Arizona, where we lease approximately seven acres of land under long-term leases expiring in 2012, with an option to extend to 2062. We own the improvements to this land which include offices, storage facilities, and a small retail shopping center, consisting of an aggregate of approximately 50,000 square feet. Our subsidiary, SKYMALL.COM, also leases approximately 7,500 square feet of office space in New York City under a month-to-month lease. Our logo merchandise subsidiary, Durham & Company, leases approximately 18,000 square feet of space in an industrial park in Tempe, Arizona, under a lease expiring in 2002, where it houses a small warehouse and manufacturing facility as well as administrative offices.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     On May 13, 1998, Kathy Jordan, a purchaser of products through a SkyMall catalog in March 1998, filed an action in the District Court of Cherokee County, Oklahoma, styled as Kathy Jordan, Plaintiff v. SkyMall, Inc. a corporation, and John Doe(s), et al., Defendants, which is designated as Case No. CJ-98-208. Plaintiff alleges that SkyMall improperly collected from her certain state and local taxes relating to her purchase. Plaintiff brought the action on behalf of herself and a class of persons in the United States similarly situated. She alleges causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgement, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. The Company believes Ms. Jordan's claims are without merit and intends to vigorously defend this action.

     On January 29, 1999, a securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and principal shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall believes that the allegations against it and Mr. Worsley are without merit and intends to vigorously defend the lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     SkyMall's Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol "SKYM". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock for the two most recent fiscal years as reported on Nasdaq. As of March 22, 1999, the closing sale price for SkyMall's Common Stock was $12.125 per share. On that date, there were 193 holders of record of SkyMall's Common Stock. This figure does not reflect beneficial stockholders whose shares are held in nominee names.

          YEAR ENDED 1998             HIGH               LOW

          1st Quarter                $ 5.375           $4.000
          2nd Quarter                $ 7.500           $4.000
          3rd Quarter                $ 5.625           $2.250
          4th Quarter                $48.000           $1.875

          YEAR ENDED 1997             HIGH               LOW

          1st Quarter                $10.500           $8.000
          2nd Quarter                $ 8.500           $5.500
          3rd Quarter                $ 7.750           $4.125
          4th Quarter                $ 6.875           $4.125

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

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL AND OPERATING DATA
           (IN THOUSANDS, EXCEPT SHARE, PER SHARE, AND OPERATING DATA)

     The selected financial data as of and for each of the five years ended December 31, 1998 are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                     1998          1997         1996          1995         1994
                                                 -----------   -----------  -----------   -----------  -----------
STATEMENT OF OPERATIONS DATA:

Merchandise sales, net                           $    49,320   $    42,844  $    30,978    $   26,883   $   22,062
Placement fees and other                              16,937        17,974       12,707        16,198        8,241
                                                 -----------   -----------  -----------    ----------   ----------
     Total revenues                                   66,257        60,818       43,685        43,081       30,303

Cost of goods sold                                    33,507        35,099       24,257        24,564       16,266
                                                 -----------   -----------  -----------    ----------   ----------
     Gross Margin                                     32,750        25,719       19,428        18,517       14,037
                                                 -----------   -----------  -----------    ----------   ----------

Catalog expenses                                      11,155         9,082        7,670         9,532        9,644
Selling expenses                                       3,474         3,450        2,476         2,229        2,754
Customer service and fulfillment expenses              5,567         4,438        2,823         2,136        2,919
General and administrative expenses                    8,700         6,340        3,340         3,112        5,886
Restructure charges                                        0             0            0             0        4,332
                                                 -----------   -----------  -----------    ----------   ----------
     Total operating expenses                         28,896        23,310       16,309        17,009       25,535
                                                 -----------   -----------  -----------    ----------   ----------

Income (loss) from operations                          3,854         2,409        3,119         1,508      (11,498)
Interest and other income (expense), net                 404           462         (651)         (750)        (688)
                                                 -----------   -----------  -----------    ----------   ----------
Income (loss) before income taxes                      4,258         2,871        2,468           758      (12,186)

Income taxes                                           1,707           300          280             0            0
                                                 -----------   -----------  -----------    ----------   ----------
Net income (loss)                                      2,551         2,571        2,188           758      (12,186)
Preferred stock dividends                                  0             0           77             0            0
                                                 -----------   -----------  -----------    ----------   ----------
Net income (loss) available for
  Common shares                                  $     2,551   $     2,571  $     2,111    $      758   $  (12,186)
                                                 ===========   ===========  ===========    ==========   ==========

Diluted net income (loss) per common share       $       .30   $       .30  $       .38    $      .14   $    (3.43)

Diluted weighted average shares outstanding        8,540,592     8,675,803    5,599,443     5,431,337    3,557,787


                                                                      YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                     1998          1997         1996          1995         1994
                                                 -----------   -----------  -----------   -----------  ----------
SELECTED OPERATING DATA (UNAUDITED):

Number of domestic enplanements
  (in 000's)(1)                                      604,169       579,822      530,661      498,611      481,755
Domestic enplanement percentage (2)                      68%           70%          63%          64%          72%
Revenue per passenger enplanement (3)            $      0.12   $      0.11  $      0.09   $     0.08   $     0.06
Number of airlines at end of period (4)                   16            16           15           20           21
Number of catalogs produced (in 000's) (5)            17,973        16,933       15,729       17,162       15,747
Average number of pages per catalog (6)                  192           168          148          137          133
Revenue per catalog produced (7)                 $      2.74   $      2.53  $      1.97   $     1.57   $     1.40
Revenue per page printed (8)                     $     0.014   $     0.015  $     0.013   $    0.011   $    0.011

BALANCE SHEET DATA:

Cash and cash equivalents                        $     7,785   $     9,412  $    11,491   $      775   $      896
Working capital (deficit)                              4,838         6,050        6,692       (4,734)      (7,540)
Total assets                                          32,666        26,634       19,721        4,726        5,913
Long-term debt                                            44            66          139       10,818        8,082
Shareholders' equity (deficit)                   $    14,263   $    10,307  $     8,601    $ (15,033)  $  (15,791)

-------------

(1) Approximate number of revenue passengers flown on scheduled domestic airlines in the given period.

(2) Approximate number of passenger enplanements on domestic airlines that carried the SkyMall catalogs during the period as a percentage of total domestic passenger enplanements in the period by all scheduled domestic airlines.

(3) Revenue per passenger enplanement is net merchandise sales from all Company programs for the period divided by the approximate number of domestic enplanements during the period on all scheduled domestic airlines that carried the SkyMall catalogs.

(4) Represents the number of airlines at end of period with which the Company had an agreement to carry the SkyMall catalogs. During the year ended December 31, 1996, the Company eliminated unprofitable circulation of the SkyMall catalogs by eliminating routes on certain airlines and terminating agreements with certain smaller regional airlines.

(5) Represents the number of SkyMall catalogs produced by the Company during the period for distribution to airlines.

(6) Represents the average number of pages in the SkyMall catalogs during the period.

(7) Represents net merchandise sales from all Company programs for the period divided by the number of SkyMall catalogs produced by the Company during the period.

(8) Represents net merchandise sales from all Company programs for the period divided by the number of SkyMall catalogs produced multiplied by the average number of pages per catalog during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and the Selected Financial and Operating Data contained elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationships that certain items bear in relation to total revenues of the Company.


                                                     Year Ended December 31,
                                                -------------------------------
                                                 1998        1997         1996
                                                ------      ------       ------

Net merchandise sales                             74%         70%          71%
Placement fees and other                          26%         30%          29%
                                                 ----        ----         ----
     Total revenues                              100%        100%         100%
                                                 ----        ----         ----

Gross margin                                      49%         42%          44%
                                                 ----        ----         ----

Catalog expenses                                  17%         15%          17%
Selling expenses                                   5%          6%           6%
Customer service and fulfillment expenses          8%          7%           6%
General and administrative expenses               13%         10%           8%
                                                 ----        ----         ----
     Total operating expenses                     43%         38%          37%
                                                 ----        ----         ----

Income from operations                             6%          4%           7%
                                                 ====        ====         ====


1998 COMPARED TO 1997

     CONSOLIDATED REVENUE AND GROSS MARGIN. Net merchandise sales increased 15.2% to $49.3 million in 1998 from $42.8 million in 1997. The increase is due to revenue generated from an increase in catalog distribution of 6.1%, a 14.3% increase in average pages per catalog and the acquisition of Durham & Company in the fourth quarter of 1998, which contributed 1.7% of the Company's total revenue. Placement fees and other revenues decreased 6.1% to $16.9 million in 1998 from $18.0 million in 1997. Gross margin increased 27.6% to $32.8 million in 1998 from $25.7 million in 1997. The decrease in placement fees and increase in gross margin was primarily due to a change in the mix of agreements with merchants, emphasizing more variable compensation associated with merchandise sales versus fixed placement fees.

     CONSOLIDATED OPERATING EXPENSES. Total operating expenses increased to $28.9 million, or 43.6% of total revenues in 1998 from $23.3 million or 38.3% of total revenues in 1997. Catalog expenses increased to $11.2 million, or 16.8% of total revenues in 1998 from $9.1 million, or 14.9% of total revenues in 1997. The increase is due primarily to increases in (i) average pages per catalog of 14.3% and (ii) average equivalent paper cost per hundred weight to $47 in 1998 from $41 in 1997, or 14.6%. The total number of catalogs distributed increased 6.1% in 1998 from 1997 levels. Selling expenses, which represent commissions paid to airline and marketing partners and are generally variable in nature, decreased as a percentage of revenue to 5.2% in 1998 from 5.7% in 1997. Customer service and fulfillment expenses, which include a full-service customer contact and order fulfillment center, increased to $5.6 million, or 8.4% of total revenues in 1998 compared to $4.4 million, or 7.3% of total revenues in 1997. The increase in customer service and fulfillment expense is primarily due to the addition of management and call center personnel along with outsourcing solutions and other expenditures designed to improve the Company's customer service levels. General and administrative expenses increased to $8.7 million, or 13.1% of total revenues in 1998 from $6.3 million, or 10.4% of total revenues in 1997. The increase is primarily due to the addition of key management personnel, marketing promotions, information technology personnel, depreciation and other infrastructure investments relating to the Company's new business initiatives.

     CONSOLIDATED INCOME FROM OPERATIONS. Income from operations was $3.9 million, or 5.8% of total revenues in 1998, an increase from $2.4 million, or 4.0% of total revenues in 1997, as a result of the items discussed above.

     CONSOLIDATED INCOME TAXES. Income tax expense totaled $1.7 million in 1998 compared to $300,000 in 1997. Income tax expense for 1998 approximated the statutory rate. Income tax expense for 1997 was lower than the statutory rate due to a reduction in certain timing differences, as well as the elimination of the valuation allowance for deferred tax asset items.

1997 COMPARED TO 1996

     REVENUE AND GROSS MARGIN. Net merchandise sales increased to $42.8 million in 1997 from $31.0 million in 1996, or 38%. The increase is primarily due to increases over the prior year in catalog distribution of 8% and in net merchandise revenue per page printed of 13%. Placement fees and other revenues increased to $18.0 million in 1997 from $12.7 million in 1996, or 41%. Gross margin increased to $25.7 million in 1997 from $19.4 million in 1996, or 32%; however, gross margin declined to 42% of total revenues in 1997 from 44% in 1996. The decrease in gross margin percentage was primarily due to a change in the mix of agreements with merchants which resulted in higher placement fees, but retention of a lower percentage of net merchandise sales in 1997.

     OPERATING EXPENSES. Total operating expenses increased to $23.3 million or 38% of total revenues in 1997 from $16.3 million or 37% of total revenues in 1996. Catalog expenses, consisting of catalog production, paper, and printing costs, increased to $9.1 million in 1997 from $7.7 million in 1996, or 17%. The increase is due to increases in catalog distribution of 8% and in average pages per catalog of 14% in 1997 compared to 1996, offset in part by a decrease in average paper cost per hundred weight to $41 in 1997 from $55 in 1996. Selling expenses, which represent commissions paid to airlines and marketing partners, remained constant at 6% of total revenues. Customer service and fulfillment expenses, which include a full-service customer contact and order fulfillment center, increased to $4.4 million, or 7% of total revenues, in 1997 compared to $2.8 million, or 6% of total revenues, in 1996. The increase in customer service and fulfillment expense in 1997 is due primarily to the addition of call center personnel. General and administrative expenses increased to $6.3 million in 1997 from $3.3 million in 1996. The increase is due primarily to the addition of key management personnel and other infrastructure investments to support anticipated future business growth. During fourth quarter of 1997, the Company launched several new business initiatives including an international catalog, an expanded electronic commerce initiative, and a specialty catalog distributed in membership-oriented airport lounges.

     INCOME FROM OPERATIONS. Income from operations was $2.4 million or 4% of total revenues in 1997, a decrease from $3.1 million or 7% of total revenues in 1996, as a result of the items discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $4.3 million, $2.6 million and $2.2 million in 1998, 1997, and 1996, respectively. The increase in 1998 cash provided by operating activities compared to 1997 resulted primarily from a change in the billing methods of the Company, timing of cash receipts and disbursements and the positive tax effects of certain transactions. The increase in 1997 over 1996 cash provided by operating activities resulted primarily from an increase in net income and timing of cash receipts and cash disbursements.

     Cash used in investing activities was $6.1 million, $2.8 million and $448,000 in 1998, 1997 and 1996, respectively. During 1998, the Company paid $2.9 million in connection with the purchase of Durham & Company. Building improvements and purchases of computer hardware and software totaled $3.2 million in 1998. During 1997, cash used in investing activities consisted primarily of building improvements, furniture and fixtures, and computer hardware and software relating to the Company's customer service center and corporate offices. During 1996, cash used in investing activities consisted primarily of telecommunications and computer hardware, and furniture and fixtures.

     Cash provided by financing activities totaled $123,000 in 1998. During 1998, the Company received $310,000 from the issuance of the Company's common stock. The Company used cash to repurchase shares of the Company's common stock for $127,000 and to make payments on capital leases of $60,000 in 1998. Cash used in financing activities totaled $1.9 million in 1997. During 1997, the Company made payments on notes payable of $1.0 million and repurchased shares of the Company's common stock for $900,000. Cash provided by financing activities totaled $9.0 million in 1996. The Company received cash from (i) its initial public offering resulting in net proceeds of $14.0 million and (ii) issuance of preferred stock for $2.5 million. The Company used $7.5 million for payment of debt obligations in 1996.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

     The Company plans to spend substantial additional resources in 1999 in connection with its electronic commerce and other growth initiatives. The
Company anticipates that such expenditures will approximate $20 million, including approximately $8.0 million in capital expenditures, and plans to spend such funds on a number of activities, including improving the Company's Web user interface, improving the speed, stability and functionality of the Company's Web site, implementing marketing and public relations initiatives to raise awareness of the SkyMall brand name, securing additional content for the Company's Web site, improving the selection and variety of products offered by the Company, and recruiting and hiring additional personnel, particularly technology managers and developers. Although the Company has been profitable in recent years, the Company expects that the significant investment spending it plans to undertake in 1999 will cause it to incur losses in 1999 in the range of approximately $1.00 to $1.20 per share.

     At December 31, 1998, the Company had net working capital of $4.8 million, which included cash and cash equivalents of $7.8 million. Additionally, the Company maintains a reducing revolving line of credit at a bank with a maximum available line of $3.0 million. As of March 22, 1999, the entire balance of the revolving line of credit was unused. Existing working capital is insufficient to permit the Company to fully implement its business plan and growth strategy.

Management plans to finance its working capital needs and capital expenditures through a combination of funds from operations, the existing bank line of credit, and by securing additional capital resources through the issuance of debt or equity securities. There can be no assurance that the Company will be able to secure additional capital to meet its working capital needs or to secure such capital on terms favorable to the Company. A failure to secure such capital may be detrimental to the Company and cause it to reduce or eliminate its growth initiatives. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company conducted its initial public offering (the "Offering") in December 1996, pursuant to a Form S-1 Registration Statement (File No. 333-17609), declared effective on December 11, 1996. The Company sold 2,000,000 shares of Common Stock to the public at a price of $8.00 per share, or $16.0 million in the aggregate.

     The Company's actual expenses incurred in connection with the Offering were approximately $2.0 million in the aggregate, resulting in approximately $14.0 million in net proceeds to the Company. For the period from December 16, 1996 through December 31, 1998, the Company used the net proceeds as follows: approximately (i) $1.2 million for building improvements to the corporate offices and the customer contact center, (ii) $3.3 million for the purchase and installation of telephone and computer software and equipment, (iii) $4.0 million for the reduction of the Company's revolving line of credit, (iv) $700,000 for marketing and promotional expenses, (v) $1.6 million for development of additional circulation media, (vi) $1.0 million for the repurchase of 164,400 of the Company's common shares, and (vii) $2.2 million for the acquisition of Durham & Company in October 1998. None of the above mentioned amounts consist of direct or indirect payments to affiliates. The preceding discussion of the Company's use of net proceeds is based upon reasonable estimates by management. Except for capital expenditures, the reduction of the line of credit, the repurchase of the Company's common shares and the acquisition of Durham & Company discussed in items (i), (ii), (iii), (vi) and
(vii) above, the Company's use of proceeds, as described herein, does not represent a material change from that described in the Prospectus for the Offering.

     In October 1996, the Company issued 180,000 warrants to purchase Common Stock of the Company to preferred shareholders in a private placement, at an exercise price of $8.00 per share (the "Pre-IPO Warrants"). As of December 31, 1998, 20,400 of the Pre-IPO Warrants had been exercised, resulting in net proceeds to the Company for fiscal 1998 of $163,200. In addition, during the first quarter of the 1999 fiscal year, 129,900 of the Pre-IPO Warrants were exercised, resulting in net proceeds to the Company of $1,039,200. Total net proceeds from the exercise of the Pre-IPO Warrants as of March 22, 1999 was $1,202,400. All of such proceeds are designated for general corporate purposes. The shares issued upon exercise of the Pre-IPO Warrants were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

     In December 1996, the Company issued 200,000 Warrants to purchase Common Stock of the Company to the underwriters in the Company's Offering, at an exercise price of $9.60 per share (the "Underwriter Warrants"). As of December 31, 1998, 160,000 of the Underwriter Warrants were exercised by cashless exercise. In addition, in January 1999, the remaining 40,000 of the Underwriter Warrants were exercised by cashless exercise. The Company did not receive any proceeds as a result of these warrant exercises. The shares were issued upon exercise of the Underwriter Warrants in reliance on the exemption provided under
Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

     During the 1998 fiscal year, 105,536 Options were exercised under the Company's 1994 Stock Option Plan at exercise prices ranging from $4.38 to $8.00 per share, resulting in net proceeds from the exercise of the Options of $549,375 including a receivable from an employee of approximately $401,000 that was collected subsequent to December 31, 1998. Such proceeds are designated for general corporate purposes.

FLUCTUATION IN QUARTERLY RESULTS

     The Company's operating results may fluctuate from period-to-period as a result of the seasonal nature of the retail industry. The Company typically recognizes its highest sales levels during the fourth quarter, and during 1998 the fourth quarter accounted for approximately 41% of the Company's annual net merchandise sales.

     The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 1998 and 1997.

                                                         Year Ended                            Year Ended
                                                      December 31, 1998                     December 31, 1997
                                             ----------------------------------    ----------------------------------
                                             1ST QTR  2ND QTR  3RD QTR  4TH QTR    1ST QTR  2ND QTR  3RD QTR  4TH QTR
                                             -------  -------  -------  -------    -------  -------  -------  -------
Merchandise sales, net                       $ 9,234 $ 10,131  $ 9,657  $20,298    $ 8,084  $ 8,596  $ 9,175  $16,989
Placement fees and other                       3,930    3,639    3,935    5,433      3,507    3,703    3,793    6,971
                                             -------  -------  -------  -------    -------  -------  -------  -------
Total revenues                                13,164   13,770   13,592   25,731     11,591   12,299   12,968   23,960
                                             -------  -------  -------  -------    -------  -------  -------  -------
Gross margin                                   6,355    6,639    7,225   12,531      4,981    5,346    5,261   10,131
                                             -------  -------  -------  -------    -------  -------  -------  -------
Catalog expenses                               2,663    2,717    2,723    3,052      1,889    2,033    2,004    3,156
Selling expenses                                 864      821      816      973        670      702      736    1,342
Customer service and fulfillment expenses      1,099      912      940    2,616        987      987      912    1,552
General and administrative expenses            1,761    1,939    2,224    2,776      1,092    1,443    1,394    2,411
                                             -------  -------  -------  -------    -------  -------  -------  -------
Total operating expenses                       6,387    6,389    6,703    9,417      4,638    5,165    5,046    8,461
                                             -------  -------  -------  -------    -------  -------  -------  -------
Income from operations                       $  (32)  $   250  $   522  $ 3,114    $   343  $   181  $   215  $ 1,670
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

SEGMENT DISCLOSURE

     During the fourth quarter of 1998, the Company acquired Durham & Company. This acquisition created two reportable segments as required under Financial Accounting Standards Board SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Operating segment information pertaining to revenues, gross margins, operating income and assets is provided in the Notes to Consolidated Financial Statements filed herewith.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations.

     WE MAY NOT BE PROFITABLE IN THE FUTURE. Although we have been profitable in recent years, we plan to significantly increase spending on our growth initiatives from historical levels and we expect to incur losses in the foreseeable future. We estimate that we will incur losses of approximately $1.00
- $1.20 per share in 1999. In addition, although we plan to spend significant additional resources in connection with the execution of our growth strategy, including for marketing, technological development and personnel costs, there can be no assurance that we can successfully deploy such resources to accomplish the objectives of our growth strategies and increase the revenues of the Company.

     WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL. Our current working capital, along with our existing line of credit, is not sufficient to permit the Company to fully implement its business plan. In order to fully implement our growth strategy, we will need to raise additional capital from third parties or otherwise secure additional financing for the Company. There can be no assurance that the Company will be able to successfully raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to the Company. To the extent we are unable to raise sufficient additional capital or secure other financing, we may be unable to fully implement our planned growth strategy.

     OUR BUSINESS MAY NOT GROW IN THE FUTURE. Since our inception, we have rapidly expanded our operations, growing from total revenues of $200,000 in 1990 to total revenues of $66.3 million in 1998. Our continued future growth will depend to a significant degree on our ability to increase revenues from our existing businesses, maintain existing channel partner relationships and develop new channel partner relationships, expand our product and content offering to consumers, while maintaining adequate gross margins, and implement other programs that increase the circulation of the SkyMall print catalogs and generate traffic for our e-commerce programs. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including (i) our ability to select products that appeal to our customer base and effectively market them to our target audience,
(ii) sustained or increased levels of airline travel, particularly in domestic airline markets, (iii) increasing adoption by consumers of the Internet for shopping, (iv) the continued perception by participating merchants that we offer an effective marketing channel for their products and services, and (v) our ability to attract, train and retain qualified employees and management. There can be no assurance that we will be able to successfully implement our growth strategy.

     OUR FUTURE GROWTH IS IN PART DEPENDENT UPON THE CONTINUED GROWTH OF THE ELECTRONIC COMMERCE MARKET. The market for the sale of products and services over the Internet is a new and rapidly evolving market. Our future growth strategy is partially dependent upon the widespread acceptance and use of on-line services as an avenue for retail purchases. Consumers have only recently begun to make purchases over the Internet and there is no assurance that they will continue to do so in the future. In order for us to grow our on-line customer base, we will need to attract purchasers who have historically relied upon traditional venues for making their retail purchases. If use of on-line services does not continue to grow as expected, or if the technological infrastructure for the Internet is unable to effectively support its growing use, our growth strategy may be materially adversely affected.

     WE MAY BE UNABLE TO MANAGE THE POTENTIAL GROWTH OF OUR BUSINESS. Our potential growth may place significant demands upon our personnel, management and financial resources. In order to manage this growth, we may have to hire additional personnel and develop additional management infrastructure. There is no assurance that people with the necessary skills and experience will be available as needed or on terms favorable to us. There is no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that we will be able to attract, hire, train, retain, motivate and manage necessary personnel, or that our management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we are unable to effectively manage any potential growth, our business and financial condition could be adversely affected.

     OUR PLANS FOR INTERNATIONAL EXPANSION POSE ADDITIONAL RISKS. A significant aspect of our growth strategy is to expand our business internationally, through our in-flight catalog program as well as the Internet. We have limited experience in selling our products and services internationally. Such expansion will place additional burdens upon our management, personnel and financial resources and may cause the Company to incur losses. We will also face different and additional competition in these international markets. In addition, international expansion has certain unique risks, such as regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability and potentially adverse tax implications. To the extent we expand our business internationally, we will also become subject to risks associated with international monetary exchange fluctuations. Any one of these risks could impair our ability to expand internationally as well as have a material adverse impact upon our overall business operations, growth and financial condition.

     WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines currently offers merchandise catalogs to their customers through a competitor. Various international airlines also offer merchandise catalogs to their passengers through our competitors. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who seek to offer their products and/or services at their own Web sites or those of other third parties. The success of on-line marketing cannot be currently determined, and further penetration in this market will require substantial additional financial resources, acquisition of technology, investments in marketing and contractual relationships with third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater resources than the Company.

     DEPENDENCE ON CHANNEL RELATIONSHIPS. Our business depends significantly on our relationships with the airlines, affiliate Web sites, hotels and other channel partners. Our agreements with our channel partners are typically short-term allowing the partner to terminate the relationship on 60 to 180 days' advance notice. There is no assurance that our channel partners will continue their relationships with us and the loss of one or more of our significant channel partners could have a material adverse effect on our financial condition and results of operations.

     WE MAY BE UNABLE TO MAINTAIN HISTORICAL MARGIN LEVELS. Although our gross margin levels on sales of our products have increased in recent years, we may be unable to further increase or maintain our gross margins at historical levels, particularly for our electronic commerce initiatives. As competition in on-line shopping intensifies, our merchant participants may be unable or unwilling to participate in our programs when more favorable economic arrangements may be available from other third parties. Although many of our merchants have participated with us for several years, most of our relationships are short-term and may be re-negotiated by the merchant every 90 days. To the extent our gross margins decline from historical levels, our financial condition and results of operations may be adversely affected.

     WE FACE CREDIT RISKS. Some participating merchants agree to pay a placement fee to us for including their merchandise in our programs. We record an account receivable from the merchant for the placement fee. In some cases, we collect the placement fee either from the merchant or by withholding it from amounts due to the merchant for merchandise sold. To the extent that the placement fee receivable exceeds the sales of the merchant's products and the merchant is unable or unwilling to pay the difference to us, we may experience credit losses which could have a material adverse effect on our financial condition and results of operations.

     WE ARE VULNERABLE TO INCREASES IN PAPER COSTS AND AIRLINE FUEL PRICES. The cost of paper used to print our catalogs and the fees paid to airlines to reimburse them for the increased fuel costs associated with carrying our catalogs are significant expenses of our operations. Historically, paper and airline fuel prices have fluctuated significantly from time to time. Prices in the paper market can and often do change dramatically over a short period of time. Any significant increases in paper or airline fuel costs that we must pay could have a material adverse effect on our financial condition and results of operations.

     OUR INFORMATION AND TELECOMMUNICATIONS SYSTEMS MAY FAIL OR BE INADEQUATE. We process a large volume of relatively small orders. Consequently, our success depends to a significant degree on the effective operation of our information and telecommunications systems. These systems could fail for unanticipated reasons or they may be inadequate to process any increase in our sales volume that may occur. Any extended failure of our information and telecommunications systems could have a material adverse effect on our financial condition and results of operations.

     WE FACE RISKS ASSOCIATED WITH ON-LINE SECURITY BREACHES OR FAILURES. In order to successfully make sales over the Internet, it is necessary that we be able to ensure the secure transmission of confidential customer information over public telecommunications networks. We employ certain technology in order to protect such information, including customer credit card information. However, there is no assurance that such information will not be intercepted illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that making purchases over the Internet is not secure, even if unfounded, will mean that fewer consumers are likely to make purchases through that medium. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.

     OUR BUSINESS IS SEASONAL. Our business is seasonal in nature, with the greatest volume of sales typically occurring during the Holiday selling season of the fourth calendar quarter. During 1998, approximately 41% of our net merchandise sales were generated in the fourth quarter. Any substantial decrease in sales for the fourth quarter could have a material adverse effect on our results of operations.

     WE FACE RISKS OF INCREASED GOVERNMENTAL REGULATION AND OTHER LEGAL UNCERTAINTIES. Our electronic commerce activities are not currently subject to significant regulation, other than those applicable to businesses generally. However, electronic commerce is a new market and it is likely that regulations and laws may be enacted in the future which would apply to our electronic commerce activities. Any such laws or regulations could result in additional costs associated with such activities, reduce or inhibit the growth of Internet use, thereby reducing the growth of our electronic commerce business, or have other adverse effects. Additionally, certain states or international jurisdictions could enact laws that would require us to register in such jurisdictions, pay fees or otherwise increase our costs of doing business.

     WE FACE A RISK OF PRODUCT LIABILITY CLAIMS. Our catalogs and electronic commerce sites typically feature over 3,500 products and services from more than 100 participating merchants. Generally, our agreements with these participating merchants require the merchants to indemnify us and thereby be solely responsible for any losses arising from product liability claims made by customers, including the costs of defending any such claims, and to carry product liability insurance that names SkyMall as an additional insured. In addition, we maintain product liability insurance in the aggregate amount of $2.0 million and $1.0 million per occurrence. If a merchant was unable or unwilling to indemnify us as required, and any such losses exceeded our insurance coverage or were not covered by our insurer, our financial condition and results of operations could be materially adversely affected.

     WE RELY UPON OUR PRESIDENT AND OTHER KEY PERSONNEL. We depend on the continued services of Robert M. Worsley, our chairman, president and chief executive officer, and on the services of certain other executive officers. The loss of Mr. Worsley's services or of the services of certain other executive officers could have a material adverse effect on our business.

     THE WORSLEYS CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of March 22, 1999, Mr. Worsley and his wife (the "Worsleys") beneficially own 4,577,416 shares, or approximately 52% of our outstanding Common Stock. As a result, the Worsleys have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

     THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE. The market price of our Common Stock has been highly volatile. Occurrences that could cause the trading price of our Common Stock to fluctuate dramatically in the future include:

     o    new merchant agreements
     o the acquisition or loss of one or more airline, electronic commerce or other channel partners
     o    fluctuations in our operating results
     o analyst reports, media stories, Internet chat room discussions, news broadcasts and interviews
     o    market conditions for retailers in general
     o    changes in airline fuel, paper or our other significant expenses
     o decreases in the commissions we are able to negotiate with our merchants

     The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for companies that do some or all of their business on the Internet. Although Internet sales represent only a small portion of our business, the price of our Common Stock may nonetheless be impacted by these or other trends.

     WE FACE RISKS ASSOCIATED WITH THE YEAR 2000

     BACKGROUND. Many software programs use only two digits to identify the year in the date field. If such programs are not corrected, data that includes a date in the Year 2000 or later could cause many computer applications to fail, lock-up or generate erroneous results. Further, certain computer programs may not properly process the dates of September 9, 1999 or February 29, 2000. This potential problem is generally referred to as the "Year 2000 Issue." We have initiated a program to evaluate and address our exposure to the Year 2000 Issue. If not corrected, many computer applications could fail or create erroneous results.

     OUR STATE OF READINESS. We have a program in process to identify our exposure to the Year 2000 Issue and we have begun to implement measures to mitigate any problems. We believe we have identified all significant internal systems and applications that require attention of some form in order to address Year 2000 Issue risks.

     Our information or production systems which consist of order entry, order conveyance and customer service are primarily based on the Microsoft suite of products and the hardware is principally late model Compaq servers, both of which are designed and represented to meet Year 2000 Issue functional requirements. We are in the process of testing these systems to confirm that they are Year 2000 compliant.

     We have other non-production systems such as internal security systems, telephone systems, and network computer equipment, which we are also currently reviewing for Year 2000 compliance. In addition, we are surveying certain third parties, such as our vendor partners, banks and telephone service providers, to attempt to determine the Year 2000 Issue capability of their critical systems upon which our essential business operations are dependent.

     COSTS. The financial and resource demands of our Year 2000 Issue project are estimated to total less than $100,000. Much of this amount represents existing resources which will be used to survey third parties, review internal and external systems environments, analyze potential impacts and document our efforts.

     RISKS. We believe that our most significant worst case Year 2000 Issue scenarios involve the inability of our vendors to process orders and conduct business such as arranging deliveries to customers and replenishing inventories. We do not currently have enough data to make an accurate assessment of the potential impact of a material failure of our vendors to be adequately prepared for the Year 2000 Issue.

     CONTINGENCY PLANS. We have not yet developed formal contingency plans to address the possibility that our critical systems, as well as those of our key business partners on which we rely, will experience significant interruption as a result of the Year 2000 Issue. We will develop contingency plans in the coming months if such plans are deemed necessary after a more thorough evaluation of all of our mission critical systems and the results of our review of the systems of our third-party providers.

     UNCERTAINTY. To the extent we are unable to adequately identify, evaluate and address all of the Year 2000 Issues relating to our business, or are unable to develop and implement effective contingency plans, we could experience a significant disruption of our ability to receive and process customer orders, in which case our financial condition and results of operations would be likely to be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Public Accountants....................................F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997................F-2

Consolidated Statements of Income for the Years Ended
   December 31, 1998, 1997 and 1996.........................................F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the
   Years Ended December 31, 1998, 1997 and 1996.............................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996......................................................F-5

Notes to Consolidated Financial Statements..................................F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of SkyMall, Inc.:


We have audited the accompanying consolidated balance sheets of SkyMall, Inc. (a Nevada corporation) and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyMall, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




Phoenix, Arizona,
   March 1, 1999.

                                  SKYMALL, INC.

                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except shares and par value)

                                                                December 31,
                                                            -------------------
                                                             1998         1997
                                                            ---------  --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 7,785   $ 9,412
   Accounts receivable, net                                    12,351    10,427
   Inventories                                                    630      -
   Prepaid catalog costs and other                              1,513     1,863
   Deferred income taxes                                          709       500
                                                            ---------  --------
                Total current assets                           22,988    22,202

PROPERTY AND EQUIPMENT, net                                     6,474     4,133

GOODWILL, net                                                   3,022      -

OTHER ASSETS, net                                                 182       299
                                                            ---------  --------
                Total assets                                  $32,666   $26,634
                                                            =========  ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $11,665   $13,669
  Accrued liabilities                                           1,217     1,863
  Unearned revenue                                              4,281      -
  Income taxes                                                    761       556
  Current portion of notes payable and capital leases             226        64
                                                            ---------  --------
                Total current liabilities                      18,150    16,152

DEFERRED INCOME TAXES                                             209       109

NOTES PAYABLE AND CAPITAL LEASES, net of current portion           44        66
                                                            ---------  --------
                Total liabilities                              18,403    16,327
                                                            ---------  --------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Common stock, $0.001 par value; 50,000,000
     shares authorized; issued and outstanding
     shares - 8,725,415 in 1998 and 8,516,600
     in 1997                                                        9         9
   Additional paid-in capital                                   8,128     6,723
   Retained earnings                                            6,126     3,575
                                                            ---------  --------
                Total shareholders' equity                     14,263    10,307
                                                            ---------  --------
                Total liabilities and shareholders' equity  $  32,666  $ 26,634
                                                            =========  ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  SKYMALL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands, except shares and per share)

                                                      For the Year Ended December 31,
                                                  -------------------------------------
                                                      1998          1997        1996
                                                  -----------  -----------  -----------
REVENUES:
   Merchandise sales, net                         $    49,320  $    42,844  $    30,978
   Placement fees and other                            16,937       17,974       12,707
                                                  -----------  -----------  -----------
                  Total revenues                       66,257       60,818       43,685

COST OF GOODS SOLD                                     33,507       35,099       24,257
                                                  -----------  -----------  -----------
                  Gross margin                         32,750       25,719       19,428
                                                  -----------  -----------  -----------
OPERATING EXPENSES:
   Catalog expenses                                    11,155        9,082        7,670
   Selling expenses                                     3,474        3,450        2,476
   Customer service and fulfillment expenses            5,567        4,438        2,823
   General and administrative expenses                  8,700        6,340        3,340
                                                  -----------  -----------  -----------
                  Total operating expenses             28,896       23,310       16,309
                                                  -----------  -----------  -----------
INCOME FROM OPERATIONS                                  3,854        2,409        3,119

   Interest expense                                       (32)         (71)         (60)
   Interest expense to shareholders                      -             (28)        (669)
   Interest and other income                              436          561           78
                                                  -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                              4,258        2,871        2,468

Income taxes                                            1,707          300          280
                                                  -----------  -----------  -----------
NET INCOME                                              2,551        2,571        2,188

PREFERRED STOCK DIVIDENDS                                -            -              77
                                                  -----------  -----------  -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS       $     2,551  $     2,571  $     2,111
                                                  ===========  ===========  ===========
BASIC NET INCOME PER COMMON SHARE                 $       .30  $       .30  $       .40
                                                  ===========  ===========  ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           8,512,623    8,620,482    5,303,181
                                                  ===========  ===========  ===========
DILUTED NET INCOME PER COMMON SHARE               $       .30  $       .30  $       .38
                                                  ===========  ===========  ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         8,540,592    8,675,803    5,599,443
                                                  ===========  ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (Amounts in thousands, except shares)

                                                Convertible                                          Retained
                                              Preferred Stock        Common Stock      Additional    Earnings/
                                           --------------------  --------------------   Paid-in    (Accumulated)
                                            Shares      Amount   Shares       Amount    Capital       Deficit)        Total
                                           ---------  ---------  ---------  ---------  ----------  -------------   ----------
BALANCE, December 31, 1995                    -       $   -      5,150,000  $       5  $   18,438  $     (33,476)  $  (15,033)
  Issuance of preferred shares, net of
    issuance costs                           3,000       2,555        -          -           -              -           2,555
  Conversion of shareholder debt to
    preferred shares                         5,000       5,000        -          -           -              -           5,000
  Payment of dividend on preferred shares     -            (77)       -          -           -              -             (77)
  Issuance of common shares upon
    conversion of preferred shares          (8,000)     (7,478)  1,504,000          2       7,476           -            -
  Issuance of shares pursuant to IPO,
    net of issuance costs                     -           -      2,000,000          2      13,966           -          13,968
  Elimination of accumulated deficit upon
    conversion from S corporation to
    C corporation                             -           -           -          -        (32,292)        32,292         -
  Net income                                  -           -           -          -           -             2,188        2,188
                                           ---------  ---------  ---------  ---------  ----------  -------------   ----------
BALANCE, December 31, 1996                    -           -      8,654,000          9       7,588          1,004        8,601
  Repurchase of common shares                 -           -       (137,400)      -           (865)          -            (865)
  Net income                                  -           -           -          -           -             2,571        2,571
                                           ---------  ---------  ---------  ---------  ----------  -------------   ----------
BALANCE, December 31, 1997                    -           -      8,516,600          9       6,723          3,575       10,307
  Repurchase of common shares                 -           -        (27,000)      -           (127)          -            (127)
  Stock option plans and other, net
     of mature shares exchanged               -           -        235,815       -          1,432           -           1,432
  Net income                                  -           -           -          -           -             2,551        2,551
  Warrants issued in connection
    with asset purchase                       -           -           -          -            100           -             100
                                           ---------  ---------  ---------  ---------  ----------  -------------   ----------
BALANCE, December 31, 1998                    -       $   -      8,725,415  $       9  $    8,128  $       6,126   $   14,263
                                           =========  =========  =========  =========  ==========  =============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             For the Year Ended December 31,
                                                                        ---------------------------------------
                                                                           1998           1997          1996
                                                                        -----------   -----------   -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                            $     2,551   $     2,571   $     2,188
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             1,118           609           344
    Provision for doubtful accounts                                             281           343          -
    Deferred income taxes and other tax effects, net                            878          (391)         -
    Change in assets and liabilities, net of effects of acquisition:
      (Increase) decrease in:
        Accounts receivable                                                  (1,329)       (6,620)       (3,258)
        Inventory                                                                22          -             -
        Prepaid catalog costs and other                                         351            51          (652)
        Other assets                                                            117          (174)           (2)
      (Decrease) increase in:
        Accounts payable                                                     (2,256)        5,046         3,928
        Accrued liabilities                                                  (1,413)        1,071           463
        Unearned revenue                                                      3,818          -             -
        Income taxes                                                            205           276           280
        Reserve for restructure charges                                        -             (165)       (1,111)
                                                                        -----------   -----------   -----------
                 Net cash provided by operating activities                    4,343         2,617         2,180
                                                                        -----------   -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (3,193)       (2,760)         (448)
  Payments for acquisition, net of cash acquired                             (2,900)         -             -
                                                                        -----------   -----------   -----------
                 Net cash used in investing activities                       (6,093)       (2,760)         (448)
                                                                        -----------   -----------   -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Payments on notes payable and capital leases                                  (60)         (951)       (4,090)
  Payments on notes payable to shareholders                                    -             (120)       (3,372)
  Proceeds from issuance of preferred stock, net of issuance costs             -             -            2,555
  Payment of dividends on preferred stock                                      -             -              (77)
  Proceeds from issuance of common stock, net of issuance costs                 310          -           13,968
  Repurchase of common shares                                                  (127)         (865)         -
                                                                        -----------   -----------   -----------
                Net cash provided by (used in) financing activities             123        (1,936)        8,984
                                                                        -----------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,627)       (2,079)       10,716

CASH AND CASH EQUIVALENTS, beginning of year                                  9,412        11,491           775
                                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                                  $     7,785   $     9,412   $    11,491
                                                                        ===========   ===========   ===========
INCOME TAXES PAID                                                       $       623   $       415   $      -
                                                                        ===========   ===========   ===========
TOTAL INTEREST PAID                                                     $        32   $        99   $     1,217
                                                                        ===========   ===========   ===========
INTEREST PAID TO SHAREHOLDERS                                           $      -      $        28   $     1,157
                                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Notes payable incurred with business acquisition                      $       200   $      -      $      -
                                                                        ===========   ===========   ===========
  Capital leases incurred                                               $      -      $      -      $       204
                                                                        ===========   ===========   ===========
  Notes payable to shareholders converted to preferred stock            $      -      $      -      $     5,000
                                                                        ===========   ===========   ===========
  Employee receivable for stock options exercised                       $       401   $      -      $      -
                                                                        ===========   ===========   ===========
  Mature shares received for stock options exercised                    $       208   $      -      $      -
                                                                        ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


(1)  THE COMPANY:

       NATURE OF ORGANIZATION

SkyMall, Inc. (the Company) was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company provides retail merchandise service through in-flight catalogs placed in domestic and international airlines, through the Company's Web site and through employee logo and incentive merchandise catalogs. The Company maintains substantially no inventory related to retail merchandise sold through the in-flight catalogs and Web site. Substantially all products displayed in the Company's in-flight catalogs and Web site are carried and fulfilled by participating merchants. At December 31, 1998, the Company had agreements with 16 airlines to place its catalogs in aircraft seat pockets. The Company operates on a calendar year end of December 31.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
all  wholly-owned  subsidiaries.   All  significant  intercompany  accounts  and
transactions have been eliminated.

       USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In management's opinion, methodologies used to determine estimates are adequate and consistent with prior period.

       RECLASSIFICATIONS

Certain reclassifications have been made in prior period consolidated financial statements to conform to the current presentation.

       REVENUE RECOGNITION

The Company has two primary sources of revenue, net merchandise sales and placement fees. Net merchandise sales represent product sales at retail prices and are recognized as revenue upon shipment of product by the Company or participating merchants, net of estimated returns and allowances. Placement fees represent fees paid to the Company by participating merchants for inclusion of their products in the Company's catalogs. Placement fee revenue is recognized on a straight-line basis over the circulation period of a catalog, generally three months. Cost of goods sold represents net amounts paid to participating merchants for products sold and manufacturing costs including materials, labor and overhead. Usually, the higher the placement fee the higher the percentage of retail price of product sales remitted to participating merchants. Unearned revenue represents amounts charged to participating merchants for future placement fees and consumer credit cards in which all related products for that charge have not been shipped.

       SHIPPING AND HANDLING CHARGES

The Company charges its retail customers standard fees for shipping and handling costs. The fees collected are offset against the amounts charged the Company by its participating merchants for provided fulfillment services. Any net amount remaining is included in placement fees and other revenue in the accompanying consolidated financial statements and is not significant for any of the periods presented.

       IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses the recoverability of long-lived assets, including equipment, leasehold improvements, goodwill and purchased contracts, by determining whether the assets can be recovered from undiscounted future cash flows. The amount of impairment, if any, is measured based on projected future cash flows using a discount rate reflecting the Company's average cost of funds.

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

       ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1998 and 1997, include amounts due from credit card companies, items shipped but not billed, and merchant placement fees. The allowance for doubtful accounts as of December 31, 1998 and 1997, was approximately $1,205,000 and $222,000, respectively. In addition, at December 31, 1997, the Company had approximately $400,000 in credits recorded in accounts receivable and accounts payable related to non-trade receivable allowances. Although these amounts were not included in the accounts receivable reserve at December 31, 1997, they represent additional reserves which could be used for accounts receivable write-offs.

       INVENTORIES

Inventories are primarily related to Durham & Company and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Such cost includes raw materials, direct labor and overhead.

       PREPAID CATALOG COSTS AND OTHER

Prepaid catalog costs primarily include catalog production costs, which are deferred and amortized on a straight-line basis over the period each catalog issue is in use, currently three months.

       GOODWILL

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets in connection with the acquisition of Durham & Company in October 1998. Goodwill is amortized using the straight-line method over 15 years. Amortization expense for 1998 was $52,192. At December 31, 1998, accumulated amortization of goodwill was $52,192.

       INCOME TAXES

Through October 21, 1996, the stockholders of the Company elected to utilize the provisions of Subchapter S of the Internal Revenue Code. In lieu of corporate income taxes, the shareholders of a Subchapter S corporation are taxed on their portion of the Company's taxable income. Therefore, no provision for liability for federal income taxes was recorded through October 21, 1996. Effective October 22, 1996, the Company's S corporation status was terminated in connection with its issuance of preferred stock, and the Company became a C corporation. Concurrently with this change in tax status, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109).

       STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB No. 25), under which no compensation cost is recognized. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 requiring companies that account for stock-based compensation as prescribed by APB No. 25 to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted and certain disclosures with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note
8).

       CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and accounts payable.

Concentrations of credit risk with respect to accounts receivable and accounts payable may be limited due to the large number of participating merchants comprising the balances and the fact that certain receivable and payable balances may be offset. The Company performs ongoing credit evaluations of its merchants, but does not require collateral to support receivables. In addition, the Company has a right to offset using amounts payable to merchants on future purchases. The Company has established an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

       NET INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, resulting in the restatement of earnings per share for all periods presented. Basic net income per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents for the purposes of computing diluted net income per common share and represent the difference between basic and diluted weighted average shares outstanding. The following is a summary of the computation of basic and diluted net income per common share (amounts in thousands, except per share amounts):
                                                      For the Years Ended
                                                           December 31,
                                               ---------------------------------
                                                  1998        1997        1996
                                               ---------   ---------   ---------

Basic net income per common share:
  Income available to common shareholders      $   2,551   $   2,571   $   2,111
                                               =========   =========   =========
  Weighted average common shares                   8,513       8,621       5,303
                                               =========   =========   =========
  Basic per share amount                       $     .30   $     .30   $     .40
                                               =========   =========   =========

                                                      For the Years Ended
                                                           December 31,
                                               ---------------------------------
                                                  1998        1997        1996
                                               ---------   ---------   ---------
Diluted net income per common share:
  Income available to common shareholders      $   2,551   $   2,571   $   2,111
                                               =========   =========   =========
  Weighted average common shares                   8,513       8,621       5,303
  Dilutive effect of options and warrants
    assumed converted                                 28          55         296
                                               ---------   ---------   ---------
  Total common shares plus assumed conversions     8,541       8,676       5,599
                                               =========   =========   =========
  Diluted per share amount                     $     .30   $     .30   $     .38
                                               =========   =========   =========

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

                                           Estimated
                                            Useful              December 31,
                                             Life         ---------------------
                                            (Years)          1998        1997
                                           ---------      ---------   ---------

   Equipment and software                    2-10         $   6,461   $   4,051
   Buildings and leasehold improvements     15-40             2,735       2,022
   Furniture, fixtures and other              3-7               668         586
                                                          ---------   ---------
                                                              9,864       6,659
       Accumulated depreciation                              (3,390)     (2,526)
                                                          ---------   ---------
                                                          $   6,474   $   4,133
                                                          =========   =========

(4)  OTHER ASSETS:

The following is a summary of other assets; purchased airline contracts are amortized using the straight-line method over their estimated useful lives (amounts in thousands):

                                           Estimated
                                            Useful              December 31,
                                             Life         ---------------------
                                            (Years)          1998        1997
                                           ---------      ---------   ---------

   Purchased airline contracts                 10         $     323   $     323
   Other, primarily noncurrent prepaid
     expenses                                                   108         195
                                                          ---------   ---------
                                                                431         518
   Accumulated amortization                                    (249)       (219)
                                                          ---------   ---------
                                                          $     182   $     299
                                                          =========   =========

(5)  NOTES PAYABLE AND CAPITAL LEASES:

Notes payable and capital leases consisted of the following (amounts in thousands):

                                                                December 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
     Capital leases, interest at varying rates
     of 18% to 23%, due in monthly installments
     (including interest) of approximately $5,000
     through May 2001, secured by equipment                 $     70   $    130

     Note payable, interest at 9%, due October 12, 1999          200       -
                                                            --------   --------
                                                                 270        130
     Less - current portion                                     (226)       (64)
                                                            --------   --------
                                                            $     44   $     66
                                                            ========   ========

At December 31, 1998, aggregate annual maturities of capital leases were as follows (amounts in thousands):

              1999                                          $    226
              2000                                                28
              2001                                                16
                                                            --------
                                                            $    270
                                                            ========

In January 1997, the Company obtained a $5 million reducing, revolving line of credit (the Line) from a bank. Available borrowings are reduced by $1 million annually, until February 2002, when the Line expires. At the Company's option, advances made on the Line bear interest at either Prime to Prime plus 1.5%, or LIBOR plus 2.25 to 3.25%, depending on certain financial ratios at the time of advance. The Line is collateralized by substantially all assets of the Company, and contains covenants that require maintenance of certain financial ratios. No balance was outstanding on the Line at December 31, 1998 or 1997.

(6)  SEGMENT AND RELATED INFORMATION:

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1998 which changes the way the Company reports information about its operating segments. The information for 1996 and 1997 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

During 1998, the Company was engaged principally in two lines of business: retail merchandise services that provide retail merchandise service through in-flight catalogs placed in domestic and international airlines and through the Company's Web site; and workplace merchandise services, since the acquisition of Durham & Company in October 1998, that provide employee logo and incentive merchandise service through catalogs.

The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before taxes. Intersegment transactions are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands).

          1998                         Retail      Workplace      Total
   ---------------------             ----------    ---------    ---------

   Revenues                          $   65,135    $   1,122    $  66,257
   Gross margins                         32,300          450       32,750
   Income before taxes                    4,127          131        4,258
   Total assets                          28,294        4,372       32,666

          1997                         Retail      Workplace      Total
   ---------------------             ----------    ---------    ---------

   Revenues                          $   60,818    $    -       $  60,818
   Gross margins                         25,719         -          25,719
   Income before taxes                    2,871         -           2,871
   Total assets                          26,634         -          26,634

          1996                         Retail      Workplace      Total
   ---------------------             ----------    ---------    ---------

   Revenues                          $   43,685    $    -       $  43,685
   Gross margins                         19,428         -          19,428
   Income before taxes                    2,468         -           2,468
   Total assets                          19,721         -          19,721

(7)  COMMITMENTS AND CONTINGENCIES:

       LITIGATION

The Company is from time-to-time subject to complaints and claims arising in the ordinary course of business. Management believes that none of the claims and complaints of which it is currently aware will materially affect its business, financial position, or future operating results, although no assurance can be given with respect to the ultimate outcome of any such claims or with respect to the occurrence of any future claims.

       LEASES

The Company has entered into several operating leases for equipment and facilities. As of December 31, 1998, the future minimum payments under these leases are as follows (amounts in thousands):

              1999                                              $     221
              2000                                                    208
              2001                                                    205
              2002                                                     47
              Thereafter                                              554
                                                                ---------
                                                                $   1,235
                                                                =========

Other equipment and property are leased on a monthly basis. Total lease expense for the years ended December 31, 1998, 1997 and 1996 was approximately $141,000, $106,000, and $140,000, respectively.

       LEASE REVENUE

The Company leases certain of its facilities to others under non-cancelable leases and month-to-month agreements. Lease revenue of approximately $74,000, $99,000, and $118,000 for the years ended December 31, 1998, 1997 and 1996, respectively, is included in interest and other income in the accompanying financial statements. As of December 31, 1998, future minimum lease payments to be received under non-cancelable leases are as follows (amounts in thousands):

              1999                                              $   127
              2000                                                  118
              2001                                                  109
              2002                                                   23
                                                                -------
                                                                $   377
                                                                =======
       401(K) PLAN

Under the Company's 401(k) plan (the Plan) adopted in 1992, eligible employees may direct that a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to their account. All contributions are placed in a trust fund which is invested by the Plan's trustee. The Plan permits participants to direct the investment of their account balances among mutual or investment funds and the Company provides a matching contribution of 50% of the first 6% a participant's contributions.

The total  contributions made by the Company during the years ended December 31,
1998,  1997  and  1996,  were  approximately  $77,000,   $33,000,  and  $13,000,
respectively.

       EMPLOYMENT CONTRACTS

The Company entered into employment contracts with its president and certain officers which expire in September 1999 and January 2002, respectively. The contracts may be terminated earlier under terms and circumstances described in the agreements. Under certain circumstances, the president and certain officers may receive the remaining amounts under the contract upon termination which total $1,040,000, $850,000 and $850,000 for 1999, 2000 and 2001, respectively.

(8)  STOCK-BASED COMPENSATION:

        STOCK OPTION PLANS

The Company has an incentive and nonqualified stock option plan, which allows the Company to grant to officers and key employees, (the Officer and Employee
Plan) options covering up to 1,500,000 shares of common stock at an exercise price of not less than fair market value at the date of grant.

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

A summary of the status of the Company's Plans at December 31, 1998, 1997 and 1996, and changes during the years ended December 31, 1998, 1997 and 1996, are presented in the table below (share amounts in thousands):

                                                                   December 31,
                                             ---------------------------------------------------------
                                                   1998                1997                1996
                                             -----------------   -----------------   -----------------
                                                       Average             Average             Average
                                                      Exercise            Exercise            Exercise
                                             Shares     Price    Shares     Price    Shares     Price
                                             ------   --------   ------   --------   ------   --------
Outstanding at beginning of period              604   $   6.39      458   $   6.21      271   $   7.39
Granted                                         312       4.66      319       6.52      187       5.82
Exercised                                      (106)      6.89       -         -         -          -
Cancel shares repriced                           -          -        -         -       (135)      7.39
Shares repriced                                  -          -        -         -        135       5.56
Forfeited                                      (266)      6.67     (173)      6.13       -         -
Expired                                          -          -        -         -         -         -
                                             ------   --------   ------   --------   ------   --------
Outstanding at end of period                    544   $   5.82      604   $   6.39      458   $   6.21
                                             ======   ========   ======   ========   ======   ========

Stock options outstanding and exercisable at December 31, 1998, are as follows (option amounts in thousands):

                               Outstanding                   Exercisable
                      ------------------------------    --------------------
        Exercise                            Average                Average
         Price                   Average    Exercise               Exercise
         Range        Options    Life(a)     Price      Options     Price
     -------------    -------    -------    --------    -------    -------

     $ 2.63-$5.56         358       9.17    $   4.03        107    $  5.00
       8.00-12.56         186       9.22        9.25        154       8.54
     -------------    -------    -------    --------    -------    -------
     $ 2.63-$12.56        544       9.19    $   5.82        261    $  7.09
     =============    =======    =======    ========    =======    =======

(a)  Average contractual life remaining

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or in excess of the fair value of the Company's common stock on the date of grant. The Company estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5 %, expected life of 1 to 10 years, dividend rate of zero, and expected volatility of approximately 77%, 45%, and 50% for 1998, 1997, and 1996, respectively. Using these assumptions, the fair value of the stock options granted in 1998, 1997, and 1996 is approximately $930,000, $709,000, and
$461,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Options generally vest over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per common share would have been reduced to the following pro forma amounts (amounts in thousands except per common share amounts):

                                                        For the Years Ended
                                                            December 31,
                                                   ---------------------------
                                                     1998      1997      1996
                                                   -------   -------   -------
  Net income available to common shareholders:
    As reported                                    $ 2,551   $ 2,571   $ 2,111
    Pro forma                                        2,433     2,378     1,866

  Basic net income per common share:
    As reported                                    $  .30    $  .30    $   .40
    Pro forma                                         .29       .28        .35

  Diluted net income per common share:
    As reported                                    $  .30    $  .30    $   .38
    Pro forma                                         .28       .27        .33


       STOCK WARRANTS

In October 1996, the Company issued 200,000 warrants to underwriters, 180,000 warrants to preferred shareholders, and 58,824 warrants to a merchant to purchase common stock at exercise prices of $9.60, $8.00, and $8.00 per share, respectively. In October 1997, the Company issued 100,000 warrants to outside consultants to purchase common stock at an exercise price of $8.00 per share. As of December 31, 1998, 160,000 warrants to underwriters and 20,400 warrants to preferred shareholders had been exercised.

(9)  INCOME TAXES:

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

Significant components of the Company's deferred tax assets and liabilities are as follows (amounts in thousands):

                                                                 December 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
   Deferred tax liabilities:
     Tax depreciation in excess of book depreciation          $  209    $  109
                                                              ------    ------
   Total deferred tax liabilities                                209       109
                                                              ------    ------
   Deferred tax assets:
     Nondeductible reserves for bad debts and sales returns      526       252
     Accrued liabilities                                         113       248
     Other                                                        70       -
                                                              ------    ------
   Total deferred tax assets                                     709       500
                                                              ------    ------
   Net deferred taxes                                         $  500    $  391
                                                              ======    ======

Significant components of federal and state income tax expense are as follows (amounts in thousands):

                                                         For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------
   Current:
     Federal                                         $1,374    $  587    $  190
     State                                              364       104        90
                                                     ------    ------    ------
         Total current                                1,738       691       280
                                                     ------    ------    ------
   Deferred:
     Federal                                            (26)     (332)      -
     State                                               (5)      (59)      -
                                                     ------    ------    ------
         Total deferred                                 (31)     (391)      -
                                                     ------    ------    ------
   Income tax expense                                $1,707    $  300    $  280
                                                     ======    ======    ======

A reconciliation of the Company's effective income tax rate to the federal statutory rate is as follows:

                                                         For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------

   Federal statutory rate                               34%       34%       34%
   State taxes, net of federal benefit                   6         6         7
   Income attributable to S corporation                 -         -        (29)
   Change in deferred tax asset valuation allowance     -        (32)       -
   Other                                                -          2        (1)
                                                     ------    ------    ------
   Income tax expense                                   40%       10%       11%
                                                     ======    ======    ======

(10) BUSINESS ACQUISITION:

In October 1998, the Company acquired all the outstanding shares of Durham & Company, an employee logo and incentive merchandise company, for $2.9 million in cash and a note payable of $200,000 totaling $3.1 million. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair value of net assets acquired was $3,074,206 and has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase price was allocated as follows:

     Accounts receivable                              $     476,110
     Inventory                                              651,790
     Property, equipment and other assets                   170,514
     Goodwill                                             3,074,206
     Liabilities assumed                                 (1,272,620)
                                                      -------------
                                                      $   3,100,000
                                                      =============

The following unaudited consolidated pro forma information is presented as if the Durham & Company acquisition had occurred at the beginning of the periods presented.

                                                   Years Ended December 31,
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------
     Net merchandise sales                         $   69,189    $   65,240
     Net income                                    $    2,390    $    2,453

     Basic net income per common share             $      .28    $      .29
     Diluted net income per common share           $      .28    $      .28

The consolidated pro forma information includes adjustments to give effect to amortization and goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made at the beginning of the periods presented, nor is it indicative of the results that may occur in the future.

(11) MAJOR MERCHANTS AND AIRLINES:

Revenue generated through net merchandise sales and fixed placement fees for the Company's largest participating merchants for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                    1998      1997      1996
                                                   ------    ------    ------

     Number of merchants                              2         2         1
     Percentage of total merchandise sales and
       placement fees                                21%       24%       21%


There were no other merchants that exceeded 10% of total revenues.

Net merchandise sales originating from the Company's five largest participating airlines approximated 72%, 79% and 86% for the years ended December 31, 1998, 1997 and 1996, respectively.

(12)  TRANSACTIONS WITH RELATED PARTIES:

The Company has an agreement with a company, which is owned by one of the Company's directors, to provide order conveyance services commencing in January 1997. Expenses related to this agreement totaled $343,000 and $200,000 for the years ended December 31, 1998 and 1997, respectively.

At  December  31,  1998,  the  Company   recorded  an  employee   receivable  of
approximately $401,000 for the exercise price of employee stock options. This receivable was collected subsequent to December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on June 4, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on June 4, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on June 4, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held June 4, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements.

            Consolidated  Balance  Sheets as of December 31, 1998
               and 1997 Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
            Consolidated Statements of Shareholders' Equity for the Years Ended
               December 31, 1998, 1997 and 1996
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements

     (a)(2) and (d) Consolidated Financial Statement Schedules.

            None.

     (a)(3) and (c) Exhibits.

    Exhibit                                                                         Method
    Number       Description                                                      of Filing
    -------      -----------                                                      ---------
     3.1a        Articles of Incorporation of Registrant                             (1)
     3.1b        Certificate of Amendment to Articles of Incorporation               (1)
      3.2        Bylaws of Registrant                                                (1)
      4.1        Amended Certificate of Designation for Preferred Stock              (1)
      4.2        Form of Common Stock Certificate                                    (1)
      4.3        Form of Representative's Warrant Agreement                          (1)
     10.1        Employment Agreement between Robert M.  Worsley                     (1)
                    and SkyMall, Inc.
     10.2        Form of Airline Customer Services Agreement                         (1)
     10.2a       Schedule of Omitted Material Terms from Material                    (1)
                    Airline Customer Services Agreement
     10.2b       Airline Customer Services Agreement between SkyMall, Inc.           (1)
                    and Continental Airlines, Inc., dated January 1, 1992,
                    as amended
     10.2c       Airline Customer Services Agreement between SkyMall, Inc.           (1)
                    and United Airlines, Inc., dated May 1, 1992
     10.3        Form of Tax Indemnification Agreement                               (1)
     10.4        SkyMall, Inc.  1994 Stock Option Plan, as amended                   (2)


    Exhibit                                                                         Method
    Number       Description                                                      of Filing
    -------      -----------                                                      ---------
     10.5        Non-Employee Director Stock Option Plan                             (3)
     10.6a       Lease Agreement between Pasqualetti Properties, Inc.  and           (1)
                    Smitty's Super Valu, Inc.  dated June 24, 1960
     10.6b       Agreement between Rose Pasqualetti Perkins, Amos                    (1)
                    Pasqualetti, Anthony Pasqualetti, Ben Pasqualetti and
                    Smitty's Super Valu, Inc.  dated March 2, 1961
     10.6c       Addendum to Lease between Amos Pasqualetti, Ben S.                  (1)
                    Pasqualetti, Rose Pasqualetti Jenkins, Estate of
                    Anthony J.  Pasqualetti and Smitty's Super Valu, Inc.
                    dated May 11, 1966
     10.6d       Sublease between Schwan Brothers Properties and                     (1)
                    Smitty's Super Valu, Inc.  dated August 1, 1984
     10.6e       Lease Amending Agreement between Smitty's Super Valu,               (1)
                    Inc., Pasquo Investments, and Amos Pasqualetti and
                    Victoria McFarland dated October 1, 1984
     10.6f       Addendum to Sublease between Smitty's Super Valu, Inc.              (1)
                    and Schwan Brothers Properties dated January 1, 1985
     10.6g       Assignment of Sublease from Pima Partners to SkyMall, Inc.          (1)
                    dated July 12, 1990
      21         Subsidiaries of Registrant                                           *
      23         Consent of Independent Public Accountants                            *
      24         Powers of Attorney                                                  See
                                                                                Signature Page
      27         Financial Data Schedule                                              *
---------------

*   Filed herewith.
(1)      Incorporated by reference to Form S-1 Registration Statement (File No.  333-14539).
(2)      Incorporated by reference to Form S-8 Registration Statement (File No.  333-50881).
(3)      Incorporated by reference to Form S-8 Registration Statement (File No.  333-14543).

     (b) Reports on Form 8-K

         The Company filed one report on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1999.

                                            SKYMALL, INC.



                                            By /s/ Robert M. Worsley
                                               --------------------------------
                                               Robert M. Worsley
                                               President

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT M. WORSLEY and STEPHEN R. PETERSON, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                         Date
---------                                -----                         ----

/s/ Robert M. Worsley        Chairman of the Board, President     March 29, 1999
--------------------------   and Chief Executive Officer
Robert M.  Worsley           (Principal Executive Officer)

/s/ Stephen R. Peterson      Chief Financial Officer              March 29, 1999
--------------------------   (Principal Financial and
Stephen R.  Peterson         Accounting Officer)

/s/ Lyle R. Knight           Director                             March 29, 1999
--------------------------
Lyle R.  Knight

/s/ Thomas J. Litle          Director                             March 29, 1999
--------------------------
Thomas J.  Litle

/s/ Randy Petersen           Director                             March 29, 1999
--------------------------
Randy Petersen