Form 10-Q
period 1999-03-31
SKYMALL INC
filed 1999-05-17
CIK 862841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

                                 (602) 254-9777
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 1999, there were 8,983,622 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                  SKYMALL, INC.

                                      INDEX

                                                                            PAGE
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - March 31, 1999
            and December 31, 1998..........................................   3
          Condensed Consolidated Statements of Operations - Three
            months ended March 31, 1999 and 1998...........................   4
          Condensed Consolidated Statements of Cash Flows - Three
            months ended March 31, 1999 and 1998...........................   5
          Notes to Condensed Consolidated Financial Statements.............   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  20


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  21
Item 2.   Changes in Securities and Use of Proceeds........................  21
Item 3.   Defaults Upon Senior Securities..................................  22
Item 4.   Submission of Matters to a Vote of Security Holders..............  22
Item 5.   Other Information................................................  22
Item 6.   Exhibits and Reports on Form 8-K.................................  22

Signatures.................................................................  23

                          PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                     March 31,      December 31,
                                                       1999            1998
                                                    -----------     ------------
                        ASSETS                      (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $  3,560        $  7,785
   Accounts receivable, net                             6,458          12,351
   Inventory                                              679             630
   Income tax receivable                                1,010               0
   Prepaid catalog costs and other                      1,429           1,513
   Deferred income taxes                                  709             709
                                                     --------        --------
       Total current assets                            13,845          22,988

Property and Equipment, net                             6,810           6,474
Goodwill, net                                           2,971           3,022
Other Assets, net                                       1,525             182
                                                     --------        --------
       Total assets                                  $ 25,151         $32,666
                                                     ========        ========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $  9,266        $ 11,665
   Accrued liabilities                                    964           1,217
   Unearned revenue                                     1,235           4,281
   Income taxes                                             0             761
   Current portion of notes payable
     and capital leases                                   233             226
                                                     --------        --------
       Total current liabilities                       11,698          18,150

Deferred Income Taxes                                     212             209
Notes Payable and Capital Leases, net
   of current portion                                      17              44
                                                     --------        --------
       Total liabilities                               11,927          18,403
                                                     --------        --------
SHAREHOLDERS' EQUITY:
   Common Stock                                             9               9
   Additional paid-in capital                           9,175           8,128
   Retained earnings                                    4,040           6,126
                                                     --------        --------
       Total shareholders' equity                      13,224          14,263
                                                     --------        --------
       Total liabilities and shareholders' equity    $ 25,151        $ 32,666
                                                     ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 SKYMALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except shares and per share data)
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------       ---------

REVENUES:
   Merchandise sales, net                             $   9,964       $   9,234
   Placement fees and other                               3,178           3,930
                                                      ---------       ---------
          Total revenues                                 13,142          13,164

COST OF GOODS SOLD                                        6,489           6,809
                                                      ---------       ---------
          Gross margin                                    6,653           6,355
                                                      ---------       ---------
OPERATING EXPENSES:
   Catalog expenses                                       2,544           2,663
   Selling expenses                                         833             864
   Customer service and fulfillment expenses              1,942           1,099
   General and administrative expenses                    4,864           1,761
                                                      ---------       ---------
          Total operating expenses                       10,183           6,387
                                                      ---------       ---------
LOSS FROM OPERATIONS                                     (3,530)            (32)
   Interest expense                                         (11)             (8)
   Other income                                             136             163
                                                      ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                        (3,405)            123
   Income taxes                                          (1,318)             49
                                                      ---------       ---------
NET INCOME (LOSS)                                     $  (2,087)      $      74
                                                      =========       =========

BASIC NET INCOME (LOSS) PER COMMON SHARE              $    (.24)      $     .01
                                                      =========       =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING             8,838,351       8,509,701
                                                      =========       =========

DILUTED NET INCOME (LOSS) PER COMMON SHARE            $    (.24)      $     .01
                                                      =========       =========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING           8,838,351       8,518,801
                                                      =========       =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 SKYMALL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $  (2,087)      $      74
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization                          401             218
     Changes in operating assets and liabilities         (2,880)         (2,044)
                                                      ---------       ---------
          Net cash used in operating activities          (4,566)         (1,752)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (686)           (259)
                                                      ---------       ---------
          Net cash used in investing activities            (686)           (259)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                 1,047               0
   Payments on notes payable and capital leases, net        (20)            (25)
   Repurchase of common shares                                0            (127)
                                                      ---------       ---------
          Net cash provided by (used in)
            financing activities                          1,027            (152)
                                                      ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                    (4,225)         (2,163)

CASH AND CASH EQUIVALENTS,
   beginning of period                                    7,785           9,412
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS,
   end of period                                      $   3,560       $   7,249
                                                      =========       =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     SkyMall, Inc. (the "Company") was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company provides exclusive agreements to create both print and e-commerce solutions for consumers and merchants. The Company offers high-quality products and services through the SkyMall in-flight print catalogs, workplace catalogs and the SkyMall Web site. The Company maintains substantially no inventory related to products sold through the SkyMall in-flight print catalogs or the SkyMall Web site. Substantially all products displayed in the Company's in-flight print catalogs and the SkyMall Web site are carried and fulfilled by participating merchants. At March 31, 1999, the Company had agreements with 16 airlines to place its catalogs in aircraft seat pockets. The Company operates on a calendar year end of December 31.

     CONSOLIDATION

     The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly-owned subsidiaries, SKYMALL.COM, INC. and Durham & Company, and include all adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents for the purposes of computing diluted net income (loss) per common share and represent the difference between basic and diluted weighted average shares outstanding. The following is a summary of the computation of basic and diluted net income (loss) per common share (amounts in thousands except per share amounts):

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------       ---------
Basic net income (loss) per common share:
     Net income (loss)                                $  (2,087)      $      74
                                                      =========       =========
     Weighted average common shares                       8,838           8,510
                                                      =========       =========
     Basic per share amount                           $    (.24)      $     .01
                                                      =========       =========

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1999            1998
                                                      ---------       ---------
Diluted net income per common share:
     Net income (loss)                                $  (2,087)      $      74
                                                      =========       =========
     Weighted average common shares                       8,838           8,510
     Options and warrants assumed exercised                   0               9
                                                      =========       =========
     Total common shares plus assumed exercises           8,838           8,519
                                                      =========       =========
     Diluted per share amount                         $    (.24)     $      .01
                                                      =========       =========

NOTE 3 - SEGMENT AND RELATED INFORMATION

     The Company is engaged principally in the business of providing exclusive agreements to create both print and e-commerce solutions for consumers and merchants. The Company offers high-quality products and services through the SkyMall in-flight print catalogs, workplace catalogs and the SkyMall Web site.

     Summarized  financial  information   concerning  the  Company's  reportable
segments for the three months ended March 31, 1999 and 1998 is shown in the following table (amounts in thousands):

      Three Months Ended                   In-flight      Workplace
        March 31, 1999                   Print Catalog     Catalog     E-commerce    Corporate(1)      Total
---------------------------------        -------------    ---------    ----------    ------------    ---------
Revenues                                    $11,340        $   972       $   830        $     0       $13,142
Gross Margin                                $ 5,968        $   379       $   306        $     0       $ 6,653
Operating revenue over expenses,
   before general and administrative
   expenses                                 $   704        $   379       $   251        $     0       $ 1,334
General and administrative
   expenses                                 $     0        $     0       $     0        $ 4,864       $ 4,864
Identifiable Assets                         $18,258        $ 4,229       $ 2,664        $     0       $25,151
Depreciation                                $   246        $     6       $    97        $     0       $   349

      Three Months Ended                   In-flight      Workplace
        March 31, 1998                   Print Catalog     Catalog     E-commerce    Corporate(1)      Total
---------------------------------        -------------    ---------    ----------    ------------    ---------
Revenues                                    $12,898        $     0       $   266        $     0       $13,164
Gross Margin                                $ 6,232        $     0       $   123        $     0       $ 6,355
Operating revenue over expenses,
   before general and administrative
   expenses                                 $ 1,606        $     0       $   123        $     0       $ 1,729
General and administrative
   expenses                                 $     0        $     0       $     0        $ 1,761       $ 1,761
Identifiable Assets                         $19,229        $     0       $     0        $     0       $19,229
Depreciation                                $   218        $     0       $     0        $     0       $   218

--------------

(1)  The   "Corporate"   column   includes   corporate   related   general   and
     administrative expenses which are not allocated to reportable segments.

NOTE 4 - BUSINESS ACQUISITION

     In October 1998, the Company acquired all of the outstanding shares of Durham & Company, an employee logo and incentive merchandise company, for $2.9 million in cash and a note payable of $200,000, totaling $3.1 million. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair value of net assets acquired was $3,074,206 and has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase price was allocated as follows:

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
                                                       =============

The following unaudited consolidated pro forma information is presented as if the Durham & Company acquisition had occurred on January 1, 1998.

                                                     Three months ended
                                                          March 31,
                                                 -------------------------
                                                    1999            1998
                                                 ---------       ---------

         Net merchandise sales                   $   9,964       $   9,931
         Net loss                                $  (2,087)      $     (43)

         Basic net loss per common share         $    (.24)      $    (.01)
         Diluted net loss per common share       $    (.24)      $    (.01)

The consolidated pro forma information includes adjustments to give effect to amortization and goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made on January 1, 1998, nor is it indicative of the results that may occur in the future.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

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

     In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $190,000 during the three months ended March 31, 1999.

     In January 1999, the Company adopted Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES." This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998.
Application of SOP 98-5 did not have a material impact on the Company's financial condition, results of operations or earnings per share data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition and should be read in conjunction with the attached Condensed Consolidated Financial Statements and Notes thereto and with the Company's audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Unless the context indicates otherwise, the terms "SkyMall," the "Company," "we," "us" or "ours" refer to SkyMall, Inc. and its subsidiaries, SKYMALL.COM, INC. and Durham & Company.

FORWARD-LOOKING STATEMENTS

     Certain statements made herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These statements discuss, among other items, the Company's growth strategy and anticipated trends in our business. Words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. Examples of uncertainties which could cause such differences include, but are not limited to, the Company's dependence on its relationships with its airline, merchant, and other partners, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business strategy, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies, retailers and e-commerce companies, and the Company's reliance on technology and information and telecommunications systems, all of which are discussed more fully below and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

OVERVIEW

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

     SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered in the SkyMall catalogs is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we afford our customers access to thousands of products offered by more than 100 well-known merchants and the convenience of one-stop shopping.

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

     PRINT MEDIA

     GENERAL. We market our merchandise through a number of print media, including our in-flight catalogs, international catalogs and workplace catalogs. We continue to seek additional ways to expand our print media distribution and are currently testing a number of new channels, including hotels, consumer loyalty programs and alliances with credit card companies which have access to significant customer databases. The merchandise of each participating merchant in our catalogs is presented in a separate section of each catalog to allow browsing from "store-to-store," providing the convenience and variety of an upscale shopping mall environment.

     SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, are our largest distribution channel. Over the past eight years, we have experienced substantial growth in our domestic in-flight catalog business, which currently accounts for approximately 82% of our net merchandise sales and substantially all of our placement fees and other revenue. We currently have exclusive agreements to place our catalogs on 16 airlines, including Northwest Airlines, which will begin carrying the SkyMall catalogs effective July 1, 1999. These 16 airlines, which carry approximately 71% of all domestic passengers or more than 428 million airline passengers annually, also include America West, Continental, Delta, Southwest, United and US Airways. In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners. During the first three quarters of the year, our catalogs typically average 170 pages. During our peak selling season in the fourth quarter of the year, we generally expand our catalog offering to over 225 pages.

     The SkyMall program offers airlines a low-risk means of incrementally increasing their earnings. In exchange for placement of our catalogs in seat-back pockets, we pay each airline partner a monthly commission based on net merchandise sales generated by the Company from sales to that airline's passengers. Some agreements also require payment of a minimum monthly commission or a boarding cost that reimburses the airline for the increased fuel costs attributable to the weight of the catalogs. In addition to increasing airline earnings, our airline partners also benefit from enhancing the in-flight experience of their passengers by providing our catalogs as an additional amenity. SkyMall's agreements with its airline partners generally have a term of at least one year and thereafter are automatically renewable on an annual basis, subject to termination with 60-to-180 days' advance notice by either SkyMall or the airline.

     SKYMALL INTERNATIONAL IN-FLIGHT CATALOGS. We believe that the demographic and technological trends that are driving the domestic consumer to shift from traditional retail shopping are also present in many international markets, which we believe are substantially under-served. In early 1998, we launched a new international initiative with United Airlines under which we began making specialized catalogs available to the more than five million international passengers who travel each year on United Airlines' flights originating from Tokyo and Osaka, Japan and serving the Pacific Rim. These catalogs feature merchandise tailored to this audience and are offered in three languages:
English, Japanese and Chinese. Although revenue from this program has been immaterial to date, we attribute this result primarily to the poor economic conditions in Asia and we plan to continue this program for the foreseeable future.

     In March 1999, the Company began a five-month test program with British Airways, which began offering SkyMall catalogs on most of its transatlantic flights originating from New York and Boston. On June 1, 1999, the Company will begin offering a European catalog on such flights which will be priced in multiple currencies (US Dollars, British Pound Sterling, French Francs, German Deutsche Marks, and the Euro), and will be printed in English, German and French. The European catalog will also be offered on certain flights of United Airlines beginning June 1, 1999. Pending the results of these tests, the Company may consider expanding the program to additional flights. In addition, in January 1999, the Company began testing a Spanish language order form on several Continental flights to Latin America. Beginning in April 1999, the order form was expanded to include worldwide shipping rates, toll-free phone numbers for multi-lingual customer care centers, and other ordering information.

     Although international sales have been immaterial to our total net merchandise sales, we plan to continue exploring opportunities in these markets. SkyMall continues to gain experience in international markets, including in merchandising, customer service and fulfillment. The Company plans to enter into other controlled and carefully planned expansions into large international markets through cooperative ventures with its current domestic airline partners, as well as new international partners. The Company believes that its experience in the domestic in-flight business, as well as its Web-based infrastructure that allows it to quickly set-up call center operations in foreign countries, will enable it to expand into selected international markets, particularly those with a strong interest in U.S. products or where remote shopping already has some level of acceptance by consumers.

     WORKPLACE MERCHANDISE CATALOGS. Through our subsidiary, Durham & Company, we offer logo merchandise and recognition products to more than one million employees of a number of blue-chip organizations, primarily through print catalogs. Competing in the highly fragmented $23 billion incentive industry, Durham distinguishes itself by providing high-quality products and excellent customer service and focuses its marketing efforts on large organizations. SkyMall plans to provide Durham's clients unique, high-quality merchandise offered through other SkyMall channels as well as logo merchandise and recognition products for corporate gift giving, employee recognition, sales promotions and incentives, and similar programs.

     SkyMall has begun to further leverage its existing airline relationships by offering them Durham's expanded logo merchandise and recognition product lines. In February 1999, SkyMall and Durham entered into an agreement with a third party pursuant to which Durham's logo merchandise and SkyMall's products are offered at United Airline's corporate store at the airline's headquarters outside Chicago, which serves United's employees and visitors. In addition, commencing in February 1999, Durham began providing a logo merchandise catalog to United's 85,000 domestic employees.

     OTHER PRINT CHANNELS. We provide unique, upscale catalogs to the membership-oriented airport lounges of one of our major airline partners. The SkyMall catalogs are also available on certain Northeastern routes of Amtrak. We continue to test distribution of our print catalogs in a number of other venues, including hotels and in connection with loyalty and marketing programs. We are also testing other alliances, including with major credit card companies. To the extent the test results of these programs prove successful, we may expand our presence in these channels.

     ELECTRONIC MEDIA

     GENERAL. We launched our first Internet Web site in January of 1996 and since then have continued to refine and develop our e-commerce strategies. Our e-commerce channels showcase products offered in our print catalogs and provide customers an additional means of customer service and support. In addition, because the Internet does not pose the same size and weight constraints as our paper catalogs, we offer products and services from a greater number of merchants and a full complement of products from merchants who offer only their best-selling items in our catalogs. Through our wholly-owned subsidiary, SKYMALL.COM, INC., we plan to increase our revenues from this media by developing SkyMall's Web site as a premier Internet shopping and travel destination and increasing the number of partners in our affiliate program.

     AFFILIATE PROGRAM. In addition to developing our own site, we have an affiliate program through which we provide a turn-key merchant solution to businesses that are interested in providing SkyMall's merchandise to visitors to their own Web sites. Our unique proprietary technology and other systems allow us to quickly and cost-effectively implement affiliate site programs, in many cases with lead times of less than three weeks. Visitors to SkyMall's affiliate sites go directly to a SkyMall site, which is typically co-branded with the affiliate partner, for shopping services. After shopping, the customers are directed back exclusively to the site from which they began so that the affiliate partner does not lose the benefit of the traffic to its site. Although we can private label an on-line store for our affiliate partners, most of our affiliate sites are co-branded to increase SkyMall's brand awareness as well as generate affinity for our on-line partners.

     Under our agreements with our affiliate partners, we typically pay them a commission based on net merchandise sales. Our affiliate program offers advantages to both consumers and our partners. Consumers enjoy the convenience of SkyMall's on-line shopping and our partner sites enjoy the benefit of increased revenue, while ensuring that their customers return to their site.

     Early participants in our affiliate program include some of our airline partners and related entities, such as Delta Air Lines, Delta Crown Room and Continental Air Lines. In addition, Northwest Airlines and America West Airlines have joined our affiliate program. We also have arrangements with a number of other high-traffic sites, including the site offered by the best-selling book series, Chicken Soup for the Soul, Microsoft's on-line shopping mall called MSN Shopping, MSNBC, The Trip.com and The Weather Channel site at Weather.com. The Company continues to evaluate the success of its individual affiliates and, in some cases, has terminated relationships. Gaining additional knowledge from these experiences, the Company plans to continue to expand its affiliate program.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

     CONSOLIDATED REVENUE AND GROSS MARGIN. Net merchandise sales increased to $10.0 million for the three months ended March 31, 1999 from $9.2 million for the same period in 1998, or 7.9%. Placement fees and other revenues decreased to $3.2 million for the three months ended March 31, 1999 from $3.9 million for the same period in 1998, or 19.1%. Gross margin increased to $6.7 million for the three months ended March 31, 1999 from $6.4 million for the same period in 1998, or 4.7%. Gross margin percentage increased to 50.6% of total revenues for the three months ended March 31, 1999 from 48.3% for the same period in 1998. The decrease in placement fees and other revenues and the increase in gross margin percentage was primarily due to a change in the mix of agreements with merchants, emphasizing more variable compensation associated with merchandise sales versus fixed placement fees.

     CONSOLIDATED OPERATING EXPENSES. Total operating expenses increased to $10.2 million or 77.5% of total revenues for the three months ended March 31, 1999 from $6.4 million or 48.5% of total revenues for the same period in 1998. Catalog expenses decreased to $2.5 million for the three months ended March 31, 1999 from $2.7 million for the same period in 1998, or 4.5%. The decrease is due primarily to a decrease in the number of catalogs distributed for the three months ended March 31,1999 compared to the same period in 1998, as a result of new distribution monitoring procedures implemented by the Company. Selling expenses, which represent commissions paid to airline and marketing partners and are generally variable in nature, decreased to 6.3% of total revenues for the three months ended March 31, 1999 compared to 6.6% for the same period in 1998. Customer service and fulfillment expenses, which include a full-service customer contact and order fulfillment center, increased to 14.8% of total revenues for the three months ended March 31, 1999 compared to 8.3% for the same period in 1998. This increase resulted from the addition of management and call center personnel, along with outsourcing solutions and other expenditures designed to improve the Company's customer service levels. General and administrative expenses increased to $4.9 million for the three months ended March 31, 1999 from $1.8 million for the same period in 1998. The increase is primarily due to the addition of personnel, expanded marketing efforts, infrastructure investments relating to the Company's business initiatives and expenses incurred by Durham & Company which was acquired in the fourth quarter of 1998. The increase in personnel includes key management, technology, marketing and support personnel totaling $1.5 million. Marketing efforts and infrastructure investments increased $662,000 and relate to marketing promotions and technology investments. Durham & Company incurred expenses totaling $346,000. The balance of approximately $592,000 related to other increases in operational expenses.

     CONSOLIDATED LOSS FROM OPERATIONS. Loss from operations was $3.5 million for the three months ended March 31, 1999 as a result of the items discussed above, compared to a loss of $32,000 for the same period in 1998.

     CONSOLIDATED INCOME TAXES. Income tax benefit was $1.3 million for the three months ended March 31, 1999, compared to income tax expense of $49,000 for the same period in 1998. The current year loss provides the Company with the ability to recover taxes paid in prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $4.6 million for the three months ended March 31, 1999 compared to $1.8 million for the same period in 1998. The increase in cash used in operating activities compared to the same period in 1998 resulted primarily from the net loss incurred as a result of the increase in operating expenses described above.

     Cash used in investing activities was $686,000 for the three months ended March 31, 1999 compared to $259,000 for the same period in 1998. Cash used in investing activities for both periods relates to purchases of telecommunications and computer equipment and software, building improvements, and furniture and fixtures.

     Cash provided by financing activities was $1.0 million for the three months ended March 31, 1999 compared to cash used of $152,000 for the same period in 1998. Cash provided by financing activities in 1999 resulted from the exercise of warrants and options by others to purchase the Company's common stock. Cash used in financing activities for the same period in 1998 resulted from the repurchase of 27,000 shares of the Company's common stock and payments on capital lease obligations.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

     The Company plans to spend substantial additional resources in 1999 in connection with its electronic commerce and other growth initiatives. The
Company anticipates that such expenditures will approximate $27 million, including approximately $7 million in capital expenditures, and plans to spend such funds on a number of activities, including improving the Company's Web user interface, improving the speed, stability and functionality of the Company's Web site, implementing marketing and public relations initiatives to raise awareness of the SkyMall brand name, securing additional content for the Company's Web site, improving the selection and variety of products offered by the Company, and recruiting and hiring additional personnel, particularly technology managers and developers. Although the Company has been profitable in recent years, the

Company expects that the significant investment spending it plans to undertake in 1999 will cause it to incur losses in 1999 in the range of approximately $1.00 to $1.20 per share.

     At March 31, 1999, the Company had net working capital of $2.1 million, which included cash and cash equivalents of $3.6 million. Additionally, the Company maintains a reducing revolving line of credit at a bank with a maximum available line of $3.0 million. As of March 31, 1999, the entire balance of the revolving line of credit was unused. Existing working capital and credit lines are insufficient to permit the Company to fully implement its business plan and growth strategy. Management plans to finance its working capital needs and capital expenditures through a combination of funds from operations, the existing bank line of credit, and by securing additional capital resources through the issuance of debt or equity securities. There can be no assurance that the Company will be able to secure additional capital to meet its working capital needs or to secure such capital on terms favorable to the Company. A failure to secure such capital may be detrimental to the Company and cause it to reduce or eliminate its growth initiatives. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations.

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

     WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines currently offers merchandise catalogs to their customers through a competitor. Various international airlines also offer merchandise catalogs to their passengers through our competitors. In addition, in July 1999, TWA, a former SkyMall partner, will begin carrying a competitor's catalog. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who seek to offer their products and/or services at their own Web sites or those of other third parties. The success of on-line marketing cannot be currently determined, and further penetration in this market will require substantial additional financial resources, acquisition of technology, investments in marketing and contractual relationships with third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater resources than the Company.

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

     THE WORSLEYS CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of May 11, 1999, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,577,416 shares, or approximately 51% of our outstanding Common Stock. As a result, the Worsleys have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

     THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE. The market price of our Common Stock has been highly volatile. Occurrences that could cause the trading price of our Common Stock to fluctuate dramatically in the future include:

     o    new merchant agreements
     o the acquisition or loss of one or more airline, electronic commerce or other channel partners
     o    fluctuations in our operating results
     o analyst reports, media stories, Internet chat room discussions, news broadcasts and interviews
     o    market conditions for retailers in general
     o    changes in airline fuel, paper or our other significant expenses
     o    changes in the commissions we are able to negotiate with our merchants

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

     In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $190,000 during the three months ended March 31, 1999.

     In January 1999, the Company adopted Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES." This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998.
Application of SOP 98-5 did not have a material impact on the Company's financial condition, results of operations or earnings per share data.

SEGMENT DISCLOSURE

     During the fourth quarter of 1998, the Company acquired Durham & Company, and in January 1999, the Company formed SKYMALL.COM, INC. to operate its Internet e-commerce Web site. The Durham acquisition and the formation of SKYMALL.COM created three reportable segments as required under Financial Accounting Standards Board SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Operating segment information pertaining to revenues, gross margins, operating revenues over expenses before general and administrative expenses, general and administrative expenses, identifiable assets and depreciation is provided in the Notes to Condensed Consolidated Financial Statements filed herewith.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no such legal proceeding pending or asserted against or involving the Company the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     On May 13, 1998, Kathy Jordan, a purchaser of products through a SkyMall catalog in March 1998, filed an action in the District Court of Cherokee County, Oklahoma, styled as Kathy Jordan, Plaintiff v. SkyMall, Inc. a corporation, and John Doe(s), et al., Defendants, which is designated as Case No. CJ-98-208. Plaintiff alleges that SkyMall improperly collected from her certain state and local taxes relating to her purchase. Plaintiff brought the action on behalf of herself and a class of persons in the United States similarly situated. She alleges causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgement, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. The Company believes Ms. Jordan's claims are substantially without merit and intends to vigorously defend this action.

     On January 29, 1999, a securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and principal shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall believes that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In October 1996, the Company issued 180,000 warrants to purchase Common Stock of the Company to preferred shareholders in a private placement, at an exercise price of $8.00 per share (the "Pre-IPO Warrants"). As of December 31, 1998, 20,400 of the Pre-IPO Warrants had been exercised, resulting in net proceeds to the Company for fiscal 1998 of $163,200. In addition, during the first quarter of the 1999 fiscal year, 129,900 of the Pre-IPO Warrants were exercised, resulting in net proceeds to the Company of $1,039,200. Total net proceeds from the exercise of the Pre-IPO Warrants as of March 31, 1999 was $1,202,400. All of such proceeds are designated for general corporate purposes. The shares issued upon exercise of the Pre-IPO Warrants were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

         The following exhibits are included herein:

         EXHIBIT
         NUMBER                         DESCRIPTION

          10.1    Employment Agreement between the Company and Thomas C. Edwards
          10.2    Employment Agreement between the Company and Curtis D. Brown
          27      Financial Data Schedule

     (B)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SKYMALL, INC.


Date:    May 14, 1999                     By:  /s/ ROBERT M. WORSLEY
                                              ---------------------------------
                                              Robert M. Worsley
                                              Chairman of the Board, President
                                              (Chief Executive Officer)


Date:    May 14, 1999                     By:  /s/ STEPHEN R. PETERSON
                                              ---------------------------------
                                              Stephen R. Peterson
                                              Chief Financial Officer
                                              (Principal Accounting Officer)