Form 10-Q
period 1999-06-30
SKYMALL INC
filed 1999-08-16
CIK 862841

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

         For the quarterly period ended JUNE 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 12, 1999, there were 8,986,122 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                  SKYMALL, INC.

                                      INDEX

                                                                           PAGE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1999 and
           December 31, 1998............................................      3
         Condensed Consolidated Statements of Operations - Three and
           Six months ended June 30, 1999 and 1998......................      4
         Condensed Consolidated Statements of Cash Flows - Six months
           ended June 30, 1999 and 1998.................................      5
         Notes to Condensed Consolidated Financial Statements...........      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....     23


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     24
Item 2.  Changes in Securities and Use of Proceeds......................     24
Item 3.  Defaults Upon Senior Securities................................     25
Item 4.  Submission of Matters to a Vote of Security Holders............     25
Item 5.  Other Information..............................................     26
Item 6.  Exhibits and Reports on Form 8-K...............................     26

Signatures..............................................................     27

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                         June 30,   December 31,
                                                           1999         1998
                                                       (Unaudited)
                   ASSETS                              -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents                            $      761    $    7,785
  Accounts receivable, net                                  6,124        12,351
  Inventory                                                   800           630
  Income tax receivable                                       939             0
  Prepaid catalog costs and other                           3,348         1,513
  Deferred income taxes                                     2,056           709
                                                       ----------    ----------
       Total current assets                                14,028        22,988

Property and equipment, net                                 8,802         6,474
Goodwill, net                                               2,920         3,022
Other assets, net                                           1,525           182
Deferred income taxes                                       1,000             0
                                                       ----------    ----------
       Total assets                                    $   28,275    $   32,666
                                                       ==========    ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $   10,942    $   11,665
  Accrued liabilities                                       4,187         1,217
  Unearned revenue                                          1,333         4,281
  Income taxes                                                  0           761
  Current portion of notes payable and capital leases         221           226
                                                       ----------    ----------
       Total current liabilities                           16,683        18,150

Deferred income taxes                                         134           209
Notes payable and capital leases, net
  of current portion                                        2,829            44
                                                       ----------    ----------
       Total liabilities                                   19,646        18,403
                                                       ----------    ----------
SHAREHOLDERS' EQUITY:
  Common stock                                                  9             9
  Additional paid-in capital                                9,785         8,128
  Retained earnings (deficit)                              (1,165)        6,126
                                                       ----------    ----------
       Total shareholders' equity                           8,629        14,263
                                                       ----------    ----------
       Total liabilities and shareholders' equity      $   28,275    $   32,666
                                                       ==========    ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except shares and per share data)
                                   (Unaudited)

                                                     Three months ended         Six months ended
                                                          June 30,                  June 30,
                                                   ----------------------    ----------------------
                                                     1999         1998         1999         1998
                                                   ---------    ---------    ---------    ---------
REVENUES:
  Merchandise sales, net                           $  12,970    $  10,131    $  22,934    $  19,365
  Placement fees and other                             2,820        3,639        5,998        7,569
                                                   ---------    ---------    ---------    ---------
             Total revenues                           15,790       13,770       28,932       26,934

COST OF GOODS SOLD                                     8,601        7,131       15,089       13,940
                                                   ---------    ---------    ---------    ---------
             Gross margin                              7,189        6,639       13,843       12,994
                                                   ---------    ---------    ---------    ---------

OPERATING EXPENSES:
     Catalog expenses                                  2,494        2,717        5,038        5,380
     Selling expenses                                  1,135          821        1,968        1,685
     Customer service and fulfillment expenses         1,638          912        3,582        2,011
     General and administrative expenses               9,800        1,939       14,662        3,700
                                                   ---------    ---------    ---------    ---------
             Total operating expenses                 15,067        6,389       25,250       12,776
                                                   ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                         (7,878)         250      (11,407)         218
     Interest expense                                     (9)         (10)         (21)         (18)
     Other income                                         88          119          224          282
                                                   ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                     (7,799)         359      (11,204)         482
     Income tax expense (benefit)                     (2,596)         144       (3,913)         193
                                                   ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                  $  (5,203)   $     215    $  (7,291)   $     289
                                                   =========    =========    =========    =========
BASIC NET INCOME (LOSS) PER COMMON SHARE           $    (.58)   $     .03    $    (.82)   $     .03
                                                   =========    =========    =========    =========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING          8,978,943    8,508,810    8,909,035    8,509,253
                                                   =========    =========    =========    =========
DILUTED NET INCOME (LOSS) PER COMMON SHARE         $    (.58)   $     .03    $    (.82)   $     .03
                                                   =========    =========    =========    =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        8,978,943    8,517,267    8,909,035    8,517,983
                                                   =========    =========    =========    =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                      --------------------------
                                                          1999          1998
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $   (7,291)    $      289
  Adjustments to reconcile net income (loss)to
    net cash used in operating activities:
    Depreciation and amortization                            823            449
    Changes in operating assets and liabilities           (2,256)        (1,560)
                                                      ----------     ----------

       Net cash used in operating activities              (8,724)          (822)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (3,049)          (673)
                                                      ----------     ----------

       Net cash used in investing activities              (3,049)          (673)
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                             2,800              0
  Proceeds from issuance of common stock                   1,969            139
  Payments on notes payable and capital leases, net          (20)           (41)
  Repurchase of common shares                                  0           (127)
                                                      ----------     ----------
       Net cash provided by (used in)
         financing activities                              4,749            (29)
                                                      ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS                     (7,024)        (1,524)

CASH AND CASH EQUIVALENTS,
  beginning of period                                      7,785          9,412
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS,
  end of period                                       $      761     $    7,888
                                                      ==========     ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         SkyMall, Inc. (the "Company") was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company is an integrated specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, and on the Internet at WWW.SKYMALL.COM and WWW.SKYMALLTRAVEL.COM. The Company maintains substantially no inventory related to products sold through the Company's channels. Substantially all products displayed in the Company's in-flight print catalogs and the SkyMall Web site are carried and fulfilled by participating merchants. The Company operates on a calendar year end of December 31.

         CONSOLIDATION

         The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly-owned subsidiaries, SKYMALL.COM, INC. and Durham & Company, and include all adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                Three months ended       Six months ended
                                                     June 30,                 June 30,
                                               --------------------    --------------------
                                                 1999        1998        1999        1998
                                               --------    --------    --------    --------
Basic net income (loss) per common share:

  Net income (loss)                            $ (5,203)   $    215    $ (7,291)   $    289
                                               ========    ========    ========    ========

  Weighted average common shares                  8,979       8,509       8,909       8,509
                                               ========    ========    ========    ========

  Basic per share amount                       $   (.58)   $    .03    $   (.82)   $    .03
                                               ========    ========    ========    ========

                                                Three months ended       Six months ended
                                                     June 30,                 June 30,
                                               --------------------    --------------------
                                                 1999        1998        1999        1998
                                               --------    --------    --------    --------
Diluted net income (loss) per common share:

  Net income (loss)                            $ (5,203)   $    215    $ (7,291)   $    289
                                               ========    ========    ========    ========

  Weighted average common shares                  8,979       8,509       8,909       8,509
  Options and warrants assumed exercised              0           8           0           9
                                               --------    --------    --------    --------

  Total common shares plus assumed exercises      8,979       8,517       8,909       8,518
                                               ========    ========    ========    ========

  Diluted per share amount                     $   (.58)   $    .03    $   (.82)   $    .03
                                               ========    ========    ========    ========

         As a result of anti-dilutive effects, approximately 295,186 and 348,567 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 1999, respectively.

NOTE 3 - SEGMENT AND RELATED INFORMATION

         Summarized financial information concerning the Company's reportable segments for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 is shown in the following tables (amounts in thousands):

        Three Months Ended             In-flight         Workplace
           June 30, 1999             Print Catalog(2)     Catalog     E-commerce    Corporate(1)     Total
---------------------------------    ----------------    ---------    ----------    ------------    -------
Revenues                                 $12,357          $ 1,086      $  2,347        $     0      $15,790
Gross margin                             $ 5,652          $   437      $  1,100        $     0      $ 7,189
Operating revenue over expenses,
   before general and
   administrative expenses               $   478          $   437      $  1,007        $     0      $ 1,922
General and administrative
   expenses                              $     0          $     0      $      0        $ 9,800      $ 9,800
Identifiable assets                      $20,192          $ 4,286      $  3,797        $     0      $28,275
Depreciation and amortization            $   260          $    53      $    110        $     0      $   423

          Six Months Ended             In-flight         Workplace
           June 30, 1999             Print Catalog(2)     Catalog     E-commerce    Corporate(1)     Total
---------------------------------    ----------------    ---------    ----------    ------------    -------
Revenues                                 $23,697          $ 2,058      $  3,177        $     0      $28,932
Gross margin                             $11,621          $   816      $  1,406        $     0      $13,843
Operating revenue over expenses,
   before general and
   administrative expenses               $ 1,181          $   816      $  1,258        $     0      $ 3,255
General and administrative
   Expenses                              $     0          $     0      $      0        $14,662      $14,662
Identifiable assets                      $20,192          $ 4,286      $  3,797        $     0      $28,275
Depreciation and amortization            $   506          $   110      $    207        $     0      $   823


        Three Months Ended             In-flight         Workplace
           June 30, 1998             Print Catalog(2)     Catalog     E-commerce    Corporate(1)     Total
---------------------------------    ----------------    ---------    ----------    ------------    -------
Revenues                                 $13,435          $     0      $    335        $     0      $13,770
Gross margin                             $ 6,485          $     0      $    154        $     0      $ 6,639
Operating revenue over expenses,
   before general and
   administrative expenses               $ 2,035          $     0      $    154        $     0      $ 2,189
General and administrative
   expenses                              $     0          $     0      $      0        $ 1,939      $ 1,939
Identifiable assets                      $23,146          $     0      $      0        $     0      $23,146
Depreciation and amortization            $   231          $     0      $      0        $     0      $   231


          Six Months Ended             In-flight         Workplace
           June 30, 1998             Print Catalog(2)     Catalog     E-commerce    Corporate(1)     Total
---------------------------------    ----------------    ---------    ----------    ------------    -------
Revenues                                 $26,333          $     0      $    601        $     0      $26,934
Gross margin                             $12,717          $     0      $    277        $     0      $12,994
Operating revenue over expenses,
   before general and
   administrative expenses               $ 3,641          $     0      $    277        $     0      $ 3,918
General and administrative
   Expenses                              $     0          $     0      $     0         $ 3,700      $ 3,700
Identifiable assets                      $23,146          $     0      $     0         $     0      $23,146
Depreciation and amortization            $   449          $     0      $     0         $     0      $   449

--------------

(1)  The   "Corporate"   column   includes   corporate   related   general   and
     administrative expenses which are not allocated to reportable segments.

(2) The Company has not allocated any of the costs to produce the catalog to its e-commerce business.

NOTE 4 - BUSINESS ACQUISITION

         In October 1998, the Company acquired all of the outstanding shares of Durham & Company, an employee logo and incentive merchandise company that markets its products principally through catalogs in the workplace, for $2.9 million in cash and a note payable of $200,000, totaling $3.1 million. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair value of net assets acquired was $3,074,206 and has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase price was allocated as follows:

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
                                                          =============

The following unaudited consolidated pro forma information is presented as if the Durham & Company acquisition had occurred on January 1, 1998.

                                                Three months ended       Six months ended
                                                     June 30,                 June 30,
                                               --------------------    --------------------
                                                 1999        1998        1999        1998
                                               --------    --------    --------    --------

      Net merchandise sales                    $ 12,970    $ 10,903    $ 22,934    $ 20,834

      Net income (loss)                        $ (5,203)   $     18    $ (7,291)   $     27

      Basic net loss per common share          $   (.58)   $      0    $   (.82)   $      0
      Diluted net loss per common share        $   (.58)   $      0    $   (.82)   $      0

The consolidated pro forma information includes adjustments to give effect to amortization and goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made on January 1, 1998, nor is it indicative of the results that may occur in the future.

NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 -- Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $398,000 and $588,000 during the three months and six months ended June 30, 1999, respectively.

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

         In April 1999, the Company adopted APB Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Barter revenues and expenses recognized during the three months ended June 30, 1999 were $308,000. Barter transactions prior to the three months ended June 30, 1999 were not significant.

NOTE 6 - CONTINGENCIES

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

         The Company has disputed certain charges from a major supplier for past services that total approximately $1.1 million. The Company has notified the supplier about the dispute and is currently in discussion with the supplier regarding these charges. The Company is also in the process of gathering additional factual information regarding the disputed charges and is in ongoing discussions with the vendor about the factual circumstances relating to the dispute. No assurance can be given with respect to the ultimate outcome of this dispute and the Company has not recorded any amounts in its financial statements relating to these disputed charges.

NOTE 7 - CONSOLIDATED INCOME TAXES

         Income tax benefit was $2.6 million and $3.9 million for the three and six months ended June 30, 1999, compared to income tax expense of $144,000 and $193,000 for the same periods in 1998. The Company has recorded an income tax receivable of $939,000 that relates to the Company's ability to recover taxes paid in prior years. Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities of $3.1 million and $134,000, respectively, have been recorded at June 30, 1999. The ability of the Company to utilize these deferred tax assets is dependent on the Company's profitability over the period of years that the temporary differences are available to be utilized.

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

OVERVIEW

         GENERAL

         Founded in 1989, SkyMall, Inc. is an integrated specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, and on the Internet at WWW.SKYMALL.COM and WWW.SKYMALLTRAVEL.COM. Our products and services are provided by more than 200 retailers, including Balducci's, Brookstone(R), Frontgate(R), Hammacher Schlemmer(R), Herrington(R), Improvements(R), Lillian Vernon(R), L.L. Bean(R), Orvis(R), See's Candies(R), Skechers USA Footwear(R), Successories(R), The Sharper Image(R), T. Shipley(R), The Wine Enthusiast(TM) and WorldClass Concierge Services(R). The Company offers a diverse variety of products from numerous product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories.

         SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered in the SkyMall catalogs is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we afford our customers access to thousands of products offered by more than 200 merchants and the convenience of one-stop shopping.

         Our  print  media  provides  consumers  with a  selection  of only  the best-selling products from our most well-known merchant partners. This ensures that consumers quickly see the most popular items, without having to review hundreds of items that may be of little interest. Through our online database, we offer online consumers a greater product selection. For the convenience of our customers, our online database is searchable by a number of parameters that allow the customer to quickly locate products that are of interest to that consumer. We plan to further expand the selection and variety of our product offering and implement additional online technologies that will allow us to use customer recommendation software to offer SkyMall customers personalized recommendations based on individual tastes and preferences.

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

         SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, represent our largest distribution channel. Over the past eight years, we have experienced substantial growth in our domestic in-flight catalog business, which currently accounts for approximately 75% of our net merchandise sales and substantially all of our placement fees and other revenue. We currently have exclusive agreements to place our catalogs on 16 airlines, including Northwest Airlines and National Airlines, which began carrying the SkyMall catalogs effective July 1, 1999. These 16 airlines, which carry approximately 70% of all domestic passengers or more than 420 million airline passengers annually, also include America West, Continental, Delta, Southwest, United and US Airways. In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners. During the first three quarters of the year, our catalogs typically average 170 pages. During our peak selling season in the fourth quarter of the year, we generally expand our catalog offering to over 225 pages. However, the 1999 summer issue is SkyMall's largest non-holiday catalog with the greatest assortment of vendors and products published in our in-flight catalog history. This catalog includes 29 new merchant vendors, including Herrington(R), L.L. Bean(R), See's Candies(R), Skechers USA Footwear(R), T. Shipley(R) and WorldClass Concierge Services(R), with nearly 40 pages of their unique products along with a 40% increase in new products from existing merchants. The summer catalog is 192 pages, an increase of 12 pages over our previous record of 180 pages for a non-holiday catalog.

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

         SKYMALL INTERNATIONAL IN-FLIGHT CATALOGS. We believe that the demographic and technological trends that are driving the domestic consumer to shift from traditional retail shopping are also present in many international markets, which we believe are substantially under-served. In early 1998, we launched a new international initiative with United Airlines under which we began making specialized catalogs available to the more than five million international passengers who travel each year on United Airlines' flights originating from Tokyo and Osaka, Japan and serving the Pacific Rim. These catalogs feature merchandise tailored to this audience and are offered in three languages: English, Japanese and Chinese. Revenue from this program continues to increase and we plan to continue this program for the foreseeable future.

         In March 1999, the Company began a five-month test program with British Airways, which began offering SkyMall catalogs on most of its transatlantic flights originating from New York and Boston. On June 1, 1999, the Company began offering a European catalog on such flights which are priced in multiple currencies (US Dollars, British Pound Sterling, French Francs, German Deutsche Marks, and the Euro), and are printed in English, German and French. Also since June 1, 1999, the European catalog has been offered on certain flights of United Airlines. To date, the reaction from European customers has been encouraging, but it is too early to reach conclusive test results.

         Although international sales have been immaterial to our total net merchandise sales, we plan to continue exploring opportunities in these markets. SkyMall continues to gain experience in international markets, including the areas of merchandising, customer service and fulfillment. The Company plans to enter into other controlled and carefully planned expansions into large international markets through cooperative ventures with its current domestic airline partners, as well as new international partners. The Company believes that its experience in the domestic in-flight business, as well as its Web-based infrastructure that allows it to quickly set-up call center operations in foreign countries, will enable it to expand into selected international markets, particularly those with a strong interest in U.S. products or where remote shopping already has some level of acceptance by consumers.

         WORKPLACE MERCHANDISE CATALOGS. Through our subsidiary, Durham & Company, we offer logo merchandise and recognition products to employees of a number of blue-chip organizations, primarily through print catalogs. Competing in the highly fragmented $23 billion incentive industry, Durham distinguishes itself by providing high-quality products and excellent customer service and focuses its marketing efforts on large organizations. SkyMall provides Durham's clients with unique, high-quality merchandise offered through other SkyMall channels as well as logo merchandise and recognition products for corporate gift giving, employee recognition, sales promotions and incentives, and similar programs.

         OTHER PRINT CHANNELS. We provide unique, upscale catalogs to the membership-oriented airport lounges of one of our major airline partners. The SkyMall catalogs are also available on certain Northeastern routes of Amtrak. We continue to test distribution of our print catalogs in a number of other venues, including hotels and in connection with loyalty and marketing programs. We are also testing other alliances, including with major credit card companies and with the cruise line industry. To the extent the test results of these programs prove successful, we may expand our presence in these channels.

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

         AFFILIATE PROGRAM. In addition to developing our own site, we have an affiliate program through which we provide a turn-key merchant solution to businesses that are interested in providing SkyMall's merchandise to visitors to their own Web sites. Our unique proprietary technology and other systems allow us to quickly and cost-effectively implement affiliate site programs, in many cases with lead times of less than three weeks. Visitors to SkyMall's affiliate sites go directly to a SkyMall site, which is typically co-branded with the affiliate partner, for shopping services. After shopping, the customers are directed back exclusively to the site from which they began so that the affiliate partner does not lose the benefit of the traffic to its site. Although an online store can be privately labeled for our affiliate partners, most of our affiliate sites are co-branded to increase SkyMall's brand awareness as well as generate affinity for our online partners.

         Under our agreements with our affiliate partners, we typically pay them a commission based on net merchandise sales. Our affiliate program offers advantages to both consumers and our partners. Consumers enjoy the convenience of SkyMall's online shopping and our partner sites enjoy the benefit of increased revenue, while ensuring that their customers return to their site.

         Early participants in our affiliate program include some of our airline partners and related entities, such as Delta Air Lines, Delta Crown Room and Continental Air Lines. In addition, Northwest Airlines and America West Airlines have joined our affiliate program. New participants are Visa USA, Visa International, First USA, the largest Visa card issuer and a banking leader in electronic commerce, and LinkShare(R), a premier provider of partnership-based marketing on the Web, specializing in brokering revenue-producing links among complementary e-commerce sites. We also have arrangements with a number of other high-traffic sites, including the site offered by the best-selling book series, Chicken Soup for the Soul, Microsoft's online shopping mall called MSN Shopping, MSNBC, The Trip.com, The Weather Channel site at Weather.com. The Company continues to evaluate the success of its individual affiliates and, in some cases, has terminated relationships while it continues to pursue promising new affiliations.

         THE SKYMALLTRAVEL.COM WEB SITE. As part of SkyMall's previously announced $27 million investment in e-commerce, in July 1999, SkyMall launched its SKYMALLTRAVEL.COM Web site targeted to frequent travelers which provides one-stop access for all their travel needs. SKYMALLTRAVEL.COM organizes many of the best travel resources in one place, including linked directories for airlines, hotels, rental car and online booking services, as well as content and tools that assist business travelers before, during and after their trips. The site was designed to help travelers get the most out of online travel planning while minimizing the effort and time involved. Some of the leading online travel companies are affiliates at our SKYMALLTRAVEL.COM Web site, including webflyer.com, trip.com, ontheroad.com, mapquest.com, weather.com, homefair.com and MyFamily.com.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

         CONSOLIDATED REVENUE AND GROSS MARGIN. Net merchandise sales increased to $13.0 million and $22.9 million for the three and six months ended June 30, 1999 from $10.1 million and $19.4 million for the same periods in 1998, or 28% and 18%, respectively. Placement fees and other revenues decreased to $2.8 million and $6.0 million for the three and six months ended June 30, 1999 from $3.6 million and $7.6 million for the same periods in 1998, or 23% and 21%, respectively. Revenues for skymall.com increased to $2.3 million and $3.2 million for the three and six months ended June 30, 1999 from $335,000 and $601,000 for the same periods in 1998. Gross margin increased to $7.2 million and $13.8 million for the three and six months ended June 30, 1999 from $6.6 million and $13.0 million for the same periods in 1998, or 8.3% and 6.5%, respectively. Gross margin percentage for the three and six months ended June 30, 1999 was 45.5% and 47.8% compared to 48.2% and 48.2% for the same periods in 1998, respectively.

         CONSOLIDATED OPERATING EXPENSES. Total operating expense for the three and six months ended June 30, 1999 was $15.1 million and $25.3 million compared to $6.4 million and $12.8 million for the same periods in 1998, respectively.
Catalog expense for the three and six months ended June 30, 1999 was $2.5 million and $5.0 million compared to $2.7 million and $5.4 million for the same periods in 1998, respectively. The decrease is primarily due to a decrease in the number of catalogs distributed for the three and six months ended June 30, 1999 compared to the same period in 1998, as a result of new distribution monitoring procedures implemented by the Company. Selling expense, which represents commissions paid to airline and marketing partners and are generally variable in nature, for the three and six months ended June 30, 1999 was $1.1 million and $2.0 million compared to $821,000 and $1.7 million for the same periods in 1998, respectively. Customer service and fulfillment expense, which includes a full-service customer contact and order fulfillment center, for the three and six months ended June 30, 1999 was $1.6 million and $3.6 million compared to $912,000 and $2.0 million for the same periods in 1998, respectively. This increase resulted from the addition of management and call center personnel, along with outsourcing solutions and other expenditures designed to improve the Company's customer service levels. General and administrative expense for the three and six months ended June 30, 1999 was $9.8 million and $14.7 million compared to $1.9 million and $3.7 million for the same periods in 1998, respectively. The increase is primarily due to the addition of personnel, expanded marketing efforts, infrastructure investments relating to the Company's business initiatives, settlement of litigation and expenses incurred by Durham & Company, which was acquired in the fourth quarter of 1998. The increase in personnel includes key management, technology, marketing and support personnel totaling $2.4 million and $3.6 million, respectively, for the three and six months ended June 30, 1999. Marketing efforts and infrastructure investments increased $1.6 million and $2.1 million for the three and six months ended June 30, 1999, and relate to marketing promotions and technology investments. Legal and settlement expenses include legal expenses incurred and estimated losses recognized relating to certain legal matters totaling $2.7 million and $2.9 million for the three and six months ended June 30, 1999. Durham & Company incurred expenses totaling $365,000 and $700,000 for the three and six months periods ended June 30, 1999. The balance of approximately $835,000 and $1.7 million for the three and six months ended June 30, 1999, related to other increases in operational expenses.

         CONSOLIDATED LOSS FROM OPERATIONS. Loss from operations was $7.9 million and $11.4 million for the three and six months ended June 30, 1999 as a result of the items discussed above, compared to an income from operations of $250,000 and $218,000 for the same periods in 1998, respectively.

         CONSOLIDATED INCOME TAXES. Income tax benefit was $2.6 million and $3.9 million for the three and six months ended June 30, 1999, compared to income tax expense of $144,000 and $193,000 for the same periods in 1998. The Company has recorded an income tax receivable of $939,000 that relates to the Company's ability to recover taxes paid in prior years. Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities of $3.1 million and $134,000, respectively, have been recorded at June 30, 1999. The ability of the Company to utilize these deferred tax assets is dependent on the Company's profitability over the period of years that the temporary differences are available to be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $8.7 million for the six months ended June 30, 1999 compared to $822,000 for the same period in 1998. The increase in cash used in operating activities compared to the same period in 1998 resulted primarily from the net loss incurred as a result of the increase in operating expenses described above.

         Cash used in investing activities was $3.0 million for the six months ended June 30, 1999 compared to $673,000 for the same period in 1998. Cash used in investing activities for both periods relates to purchases of telecommunications and computer equipment, software, building improvements, and furniture and fixtures.

         Cash provided by financing activities was $4.7 million for the six months ended June 30, 1999 compared to cash used of $29,000 for the same period in 1998. Cash provided by financing activities for the six months ended June 30, 1999 resulted from the exercise of options by others to purchase the Company's common stock and borrowings on the Company's line of credit. Cash used in financing activities for the same period in 1998 resulted primarily from payments on capital lease obligations and repurchases of common stock, offset by proceeds from the issuance of common stock.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

         The Company plans to spend substantial resources in 1999 in connection with its electronic commerce and other growth initiatives. The Company anticipates that such expenditures will approximate $27 million, including approximately $7 million in capital expenditures, and plans to spend such funds on a number of activities, including improving the Company's Web user interface, improving the speed, stability and functionality of the Company's Web site, implementing marketing and public relations initiatives to raise awareness of the SkyMall brand name, securing additional content for the Company's Web site, improving the selection and variety of products offered by the Company, and recruiting and hiring additional personnel, particularly technology managers and developers. Although the Company has been profitable in recent years, the Company expects that the significant investment spending it plans to undertake in 1999 will cause it to incur losses in 1999 of approximately $1.20 per share.

         At June 30, 1999, the Company had working capital deficit of $2.7 million, which included cash and cash equivalents of $761,000. On June 30, 1999, the Company secured a $10 million line of credit at a bank, under the terms of which $5.0 million is immediately available and the remaining $5.0 million will be available upon the Company raising a minimum of $15 million in subordinated debt and/or equity. This credit line replaces the Company's previous $3.0 million credit line. As of June 30, 1999, $2.2 million of the revolving line of credit was unused. The Company's existing working capital and credit line availability are insufficient to permit the Company to fully implement its business plan and growth strategy. Management plans to finance its working capital needs and capital expenditures through a combination of funds from operations, the new bank line of credit, and by securing additional capital resources through the issuance of debt and/or equity securities. There can be no assurance that the Company will be able to secure additional capital to meet its working capital needs or to secure such capital on terms favorable to the Company. A failure to secure such capital may be detrimental to the Company and cause it to reduce or eliminate its growth initiatives. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

         WE MAY NOT BE PROFITABLE IN THE FUTURE. Although we have been profitable in recent years, we plan to significantly increase spending on our growth initiatives from historical levels and we expect to incur losses in the foreseeable future. We estimate that we will incur losses of approximately $1.20 per share in 1999. In addition, although we plan to spend significant additional resources in connection with the execution of our growth strategy, including for marketing, technological development and personnel costs, there can be no assurance that we can successfully deploy such resources to accomplish the objectives of our growth strategies and increase the revenues of the Company.

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

         OUR FUTURE GROWTH IS IN PART DEPENDENT UPON THE CONTINUED GROWTH OF THE ELECTRONIC COMMERCE MARKET. The market for the sale of products and services over the Internet is a new and rapidly evolving market. Our future growth strategy is partially dependent upon the widespread acceptance and use of online services as an avenue for retail purchases. Consumers have only recently begun to make purchases over the Internet and there is no assurance that they will continue to do so in the future. In order for us to grow our online customer base, we will need to attract purchasers who have historically relied upon traditional venues for making their retail purchases. If use of online services does not continue to grow as expected, or if the technological infrastructure for the Internet is unable to effectively support its growing use, our growth strategy may be materially adversely affected.

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

         WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines currently offers merchandise catalogs to their customers through a competitor. Various international airlines also offer merchandise catalogs to their passengers through our competitors. In addition, in July 1999, TWA, a former SkyMall partner, began carrying a competitor's catalog. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who seek to offer their products and/or services at their own Web sites or those of other third parties. The success of online marketing cannot be currently determined, and further penetration in this market will require substantial additional financial resources, acquisition of technology, investments in marketing and contractual relationships with third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater resources than the Company.

         DEPENDENCE ON CHANNEL RELATIONSHIPS. Our business depends significantly on our relationships with the airlines, affiliate Web sites, hotels and other channel partners. Our agreements with our channel partners are typically short-term allowing the partner to terminate the relationship on 60-to-180 days' advance notice. There is no assurance that our channel partners will continue their relationships with us and the loss of one or more of our significant channel partners could have a material adverse effect on our financial condition and results of operations.

         WE MAY BE UNABLE TO MAINTAIN HISTORICAL MARGIN LEVELS. We may be unable to increase or maintain our gross margins at historical levels, particularly for our electronic commerce initiatives. As competition in online shopping intensifies, our merchant participants may be unable or unwilling to participate in our programs when more favorable economic arrangements may be available from other third parties. Although many of our merchants have participated with us for several years, most of our relationships are short-term and may be re-negotiated by the merchant every 90 days. To the extent our gross margins decline from historical levels, our financial condition and results of operations may be adversely affected.

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

         WE FACE RISKS ASSOCIATED WITH ONLINE SECURITY BREACHES OR FAILURES. In order to successfully make sales over the Internet, it is necessary that we be able to ensure the secure transmission of confidential customer information over public telecommunications networks. We employ certain technology in order to protect such information, including customer credit card information. However, there is no assurance that such information will not be intercepted illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that making purchases over the Internet is not secure, even if unfounded, will mean that fewer consumers are likely to make purchases through that medium. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.

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

         WE  FACE A RISK OF  PRODUCT  LIABILITY  CLAIMS.  Our  catalogs  and our electronic commerce sites feature products and services from more than 200 participating merchants. Generally, our agreements with these participating merchants require the merchants to indemnify us and thereby be solely responsible for any losses arising from product liability claims made by customers, including the costs of defending any such claims, and to carry product liability insurance that names SkyMall as an additional insured. In addition, we maintain product liability insurance in the aggregate amount of $2.0 million and $1.0 million per occurrence. If a merchant was unable or unwilling to indemnify us as required, and any such losses exceeded our insurance coverage or were not covered by our insurer, our financial condition and results of operations could be materially adversely affected.

         WE RELY UPON OUR PRESIDENT AND OTHER KEY PERSONNEL. We depend on the continued services of Robert M. Worsley, our chairman, president and chief executive officer, and on the services of certain other executive officers. The loss of Mr. Worsley's services or of the services of certain other executive officers could have a material adverse effect on our business.

         THE WORSLEYS CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of August 12, 1999, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,577,416 shares, or approximately 51% of our outstanding Common Stock. As a result, the Worsleys have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

         THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE. The market price of our Common Stock has been highly volatile. Occurrences that could cause the trading price of our Common Stock to fluctuate dramatically in the future include:

         o    new merchant agreements
         o the acquisition or loss of one or more airline, electronic commerce or other channel partners
         o    fluctuations in our operating results
         o analyst reports, media stories, Internet chat room discussions, news broadcasts and interviews
         o market conditions for retailers and electronic commerce companies in general
         o changes in airline fuel, paper or our other significant expenses
         o changes in the commissions we are able to negotiate with our merchants

         The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for companies that do some or all of their business on the Internet. During the second quarter of 1999, Internet sales represented approximately 16% of our net merchandise sales. Accordingly, the price of our Common Stock may be impacted by these or other trends.

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

         Our information or production systems which consist of order entry, order conveyance and customer service are primarily based on the Microsoft suite of products and the hardware is principally late model Compaq and Dell servers, which are designed and represented to meet Year 2000 Issue functional requirements. A testing program has been performed by an outside contractor to certify that such systems are Year 2000 compliant. The certification program also included the hardware and operating systems that support the applications.

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

         We believe we have identified all of the major information systems used in our internal operations and have substantially completed all modifications, upgrades or replacements to minimize the possibility of a material disruption of our business. The expenditures that we have incurred to date and the expenditures we expect to incur in this regard have not been and are not expected to be material to our business, results of operations and financial condition. However, failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.

         We believe that our most significant worst case Year 2000 Issue scenarios involve the inability of our vendors to process orders and conduct business such as arranging deliveries to customers and replenishing inventories and that the computer systems necessary to maintain the viability of the Internet or the Web sites that direct consumers to the Company's online catalog and related sites may not be Year 2000 compliant. In addition, computers used by customers to access the Company's online catalog and related sites may not be Year 2000 compliant, delaying customers' product purchases.

         The Company has initiated formal communications with significant suppliers and service providers to determine the extent to which its systems may be vulnerable if they fail to address and correct their own Year 2000 issues. The Company cannot guarantee that the systems of suppliers or other companies on which it relies will be Year 2000 compliant. Failure by suppliers or other companies to convert their systems could disrupt the Company's systems.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 -- Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $398,000 and $588,000 during the three months and six months ended June 30, 1999, respectively.

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

         In April 1999, the Company adopted APB Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Barter revenues and expenses recognized during the three months ended June 30, 1999 were $308,000. Barter transactions prior to the three months ended June 30, 1999 were not significant.

SEGMENT DISCLOSURE

         During the fourth quarter of 1998, the Company acquired Durham & Company, and in January 1999, the Company formed SKYMALL.COM, INC. to operate its Internet e-commerce Web site. The Durham acquisition and the formation of SKYMALL.COM created three reportable segments as required under Financial Accounting Standards Board SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Operating segment information pertaining to revenues, gross margins, operating revenues over expenses before general and administrative expenses, general and administrative expenses, identifiable assets and depreciation and amortization is provided in the Notes to Condensed Consolidated Financial Statements filed herewith.

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

         On May 13, 1998, Kathy Jordan, a purchaser of products through a SkyMall catalog in March 1998, filed an action in the District Court of Cherokee County, Oklahoma, styled as Kathy Jordan, Plaintiff v. SkyMall, Inc. a corporation, and John Doe(s), et al., Defendants, which is designated as Case No. CJ-98-208. Plaintiff alleged that SkyMall improperly collected from her certain state and local taxes relating to her purchase. Plaintiff brought the action on behalf of herself and a class of persons in the United States similarly situated. She alleged causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgement, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. While the Company believes Ms. Jordan's claims are substantially without merit, in order to minimize overall litigation risks and ongoing litigation costs, and to reduce the management time and attention required to be devoted to this matter, the Company has entered into a tentative Settlement Agreement with Plaintiff and the alleged class. The agreement has received preliminary approval by the court and is subject to final court approval after a hearing. As a part of the agreement, the Company has agreed, among other things, to offer discounts to SkyMall customers who purchased merchandise from the Company prior to December 31, 1998. The agreement also calls for SkyMall to issue to Plaintiff's attorneys approximately 65,000 shares of stock valued at $600,000 and $100,000 cash upon the final approval by the court. The Company has recorded a reserve for this settlement amount and the related expenses in the second quarter of 1999 in the amount of $1.436 million representing approximately $700,000 payable to Plaintiff's attorneys in stock and cash, $356,000 in anticipated customer discounts associated with the offer to customers and $380,000 in professional fees incurred.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On June 30, 1999, the Company entered into an agreement with Ryan, Beck & Co., Inc. ("Ryan, Beck") for financial advisory services. Pursuant to such agreement, the Company issued warrants (the "Advisor Warrants") to acquire up to 25,000 shares of Common Stock of the Company. The Advisor Warrants are exercisable for three years at an exercise price of $9.31 per share. The issuance of the Advisor Warrants was exempt under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 4, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting"). Stockholders representing 6,231,925 shares or 70.24% of the shares entitled to vote at the Annual Meeting were present in person or by proxy. All of the directors standing for re-election were elected at the Annual Meeting and all of the proposals were passed. The following sets forth the voting results on the election of directors and the proposals submitted to shareholders at the Annual Meeting:

         1.   Election of Directors.
                                                                     Votes
              Director                  Votes For                  Withheld
              --------                  ---------                  --------

              Robert M. Worsley         6,189,184                   42,741
              Lyle R. Knight            6,190,194                   41,731
              Thomas J. Litle           6,190,664                   41,261
              Randy Petersen            6,190,064                   41,861

         2. Amendment to SkyMall, Inc. 1994 Stock Option Plan (Proposal No.1) to increase shares available under the Plan from 1,100,000 to 1,500,000:

              Votes For             Votes Against              Abstentions
              ---------             -------------              -----------

              6,130,706                92,914                     8,305

         3.   Approval of  Arthur   Andersen   L.L.P.   as  Independent   Public
Accountants:

              Votes For             Votes Against              Abstentions
              ---------             -------------              -----------

              6,212,741                13,206                     5,978

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS.

         The following exhibits are included herein:

         Exhibit
         Number                          Description
         -------                         -----------

         10.1a    Credit  and  Security   Agreement   between   SkyMall,   Inc.,
                  skymall.com, inc., Durham & Company and Imperial Bank dated as of June 30, 1999

         10.1b Revolving Note between SkyMall, Inc., skymall.com, inc., Durham & Company and Imperial Bank dated as of June 30, 1999

         27       Financial Data Schedule


         (B)  REPORTS ON FORM 8-K.

         On April 12, 1999, the Company filed a Report on Form 8-K to announce its e-commerce strategy, plans to launch its travel site, implement e-commerce via broadband technologies, pursue workplace Web initiatives and announce preliminary first quarter revenues.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SKYMALL, INC.


Date: August 16, 1999                      By: /s/ Robert M. Worsley
                                               ---------------------------------
                                               Robert M. Worsley
                                               Chairman of the Board, President
                                               (Chief Executive Officer)


Date: August 16, 1999                      By: /s/ Stephen R. Peterson
                                               ---------------------------------
                                               Stephen R. Peterson
                                               Chief Financial Officer
                                               (Principal Accounting Officer)