Form 10-Q
period 1999-09-30
SKYMALL INC
filed 1999-11-15
CIK 862841

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

         For the quarterly period ended SEPTEMBER 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 1999, there were 10,423,426 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                  SKYMALL, INC.

                                      INDEX

                                                                            PAGE

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1999 and
          December 31, 1998................................................   3
        Condensed Consolidated Statements of Operations - Three and Nine
          months ended September 30, 1999 and 1998.........................   4
        Condensed Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1999 and 1998................................   5
        Notes to Condensed Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  23


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  24
Item 2.  Changes in Securities and Use of Proceeds.........................  24
Item 3.  Defaults Upon Senior Securities...................................  25
Item 4.  Submission of Matters to a Vote of Security Holders...............  25
Item 5.  Other Information.................................................  25
Item 6.  Exhibits and Reports on Form 8-K..................................  26

Signatures.................................................................  28

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                   ASSETS                             (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                            $   945        $ 7,951
  Accounts receivable, net                               5,849         12,351
  Inventory                                                879            630
  Income tax receivable                                    960              0
  Prepaid catalog costs and other                        3,244          1,513
  Deferred income taxes                                      0            709
                                                       -------        -------
      Total current assets                              11,877         23,154

Property and equipment, net                             11,396          6,474
Goodwill, net                                            2,868          3,022
Other assets, net                                        1,402            182
Deferred income taxes                                    6,034              0
                                                       -------        -------
      Total assets                                     $33,577        $32,832
                                                       =======        =======

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $15,540        $11,665
  Accrued liabilities                                    3,006          1,217
  Unearned revenue                                       1,908          4,281
  Income taxes                                               0            761
  Current portion of notes payable and
    capital leases                                         215            226
                                                       -------        -------
      Total current liabilities                         20,669         18,150

Deferred income taxes                                      158            209
Notes payable and capital leases, net
  of current portion                                     7,609            239
                                                       -------        -------
      Total liabilities                                 28,436         18,598
                                                       -------        -------
SHAREHOLDERS' EQUITY:
  Common stock                                               9              9
  Additional paid-in capital                            10,225          8,364
  Retained earnings (deficit)                           (5,093)         5,861
                                                       -------        -------
      Total shareholders' equity                         5,141         14,234
                                                       -------        -------
      Total liabilities and shareholders' equity       $33,577        $32,832
                                                       =======        =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except shares and per share data)
                                   (Unaudited)

                                                       Three months ended              Nine months ended
                                                          September 30,                  September 30,
                                                  ---------------------------     ---------------------------
                                                      1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------
REVENUES:
   Merchandise sales, net                         $    12,353     $     9,657     $    35,286     $    29,022
   Placement fees and other                             2,812           3,935           8,824          11,504
                                                  -----------     -----------     -----------     -----------
             Total revenues                            15,165          13,592          44,110          40,526

COST OF GOODS SOLD                                      8,022           6,367          23,111          20,307
                                                  -----------     -----------     -----------     -----------
             Gross margin                               7,143           7,225          20,999          20,219
                                                  -----------     -----------     -----------     -----------

OPERATING EXPENSES:
   Catalog expenses                                     3,604           2,723           8,641           8,103
   Selling expenses                                     1,219             816           3,188           2,501
   Customer service and fulfillment expenses            1,557             940           5,084           2,951
   General and administrative expenses                  7,193           2,224          22,146           5,924
                                                  -----------     -----------     -----------     -----------
             Total operating expenses                  13,573           6,703          39,059          19,479
                                                  -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                          (6,430)            522         (18,060)            740
   Interest expense                                      (129)             (4)           (150)            (22)
   Other income                                            72             112             299             394
                                                  -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                      (6,487)            630         (17,911)          1,112
   Income tax expense (benefit)                        (3,044)            250          (6,957)            443
                                                  -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                 $    (3,443)    $       380     $   (10,954)    $       669
                                                  ===========     ===========     ===========     ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE          $      (.38)    $       .04     $     (1.22)    $       .08
                                                  ===========     ===========     ===========     ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           9,027,422       8,514,601       8,959,399       8,511,055
                                                  ===========     ===========     ===========     ===========
DILUTED NET INCOME (LOSS) PER COMMON SHARE        $      (.38)    $       .04     $     (1.22)    $       .08
                                                  ===========     ===========     ===========     ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING         9,027,422       8,515,211       8,959,399       8,513,513
                                                  ===========     ===========     ===========     ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                           Nine months ended
                                                              September 30,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $(10,954)    $    669
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                           1,475          882
    Changes in operating assets and liabilities              (818)      (2,046)
                                                         --------     --------
        Net cash used in operating activities             (10,297)        (495)
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (6,243)      (1,692)
                                                         --------     --------
        Net cash used in investing activities              (6,243)      (1,692)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                              7,400            0
  Proceeds from issuance of common stock                    2,175          139
  Payments on notes payable and capital leases, net           (41)         (49)
  Repurchase of common shares                                   0         (127)
                                                         --------     --------
        Net cash provided by (used in)
        financing activities                                9,534          (37)
                                                         --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                      (7,006)      (2,224)

CASH AND CASH EQUIVALENTS,
  beginning of period                                       7,951        9,412
                                                         --------     --------
CASH AND CASH EQUIVALENTS,
  end of period                                          $    945     $  7,188
                                                         ========     ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                      (In thousands, except per share data)
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         SkyMall, Inc. (the "Company") was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company is an integrated specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, multi-media CD-ROM and on the Internet at WWW.SKYMALL.COM, WWW.SKYMALLTRAVEL.COM and WWW.DURHAM.SKYMALL.COM. The Company maintains substantially no inventory related to products sold through the Company's channels. Substantially all products displayed in the Company's in-flight print catalogs and the SkyMall Web sites are carried and fulfilled by participating merchants. The Company operates on a calendar year end of December 31.

         CONSOLIDATION

         The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly-owned subsidiaries, SKYMALL.COM, INC., Durham & Company and Disc Publishing, Inc., and include all adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                --------     --------    --------     --------
Basic net income (loss) per common share:

  Net income (loss)                             $ (3,443)    $    380    $(10,954)    $    669
                                                ========     ========    ========     ========
  Weighted average common shares                   9,027        8,515       8,959        8,511
                                                ========     ========    ========     ========
  Basic per share amount                        $   (.38)    $    .04    $  (1.22)    $    .08
                                                ========     ========    ========     ========

                                                 Three months ended        Nine months ended
                                                    September 30,            September 30,
                                                ---------------------    ---------------------
                                                  1999         1998        1999         1998
                                                --------     --------    --------     --------
Diluted net income (loss) per common share:

  Net income (loss)                             $ (3,443)    $    380    $(10,954)    $    669
                                                ========     ========    ========     ========
  Weighted average common shares                   9,027        8,515       8,959        8,511
  Options and warrants assumed exercised               0            0           0            3
                                                --------     --------    --------     --------
  Total common shares plus assumed exercises       9,027        8,515       8,959        8,514
                                                ========     ========    ========     ========
  Diluted per share amount                      $   (.38)    $    .04    $  (1.22)    $    .08
                                                ========     ========    ========     ========

         As a result of anti-dilutive effects, approximately 170,000 and 313,000 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 1999, respectively.

NOTE 3 - SEGMENT AND RELATED INFORMATION

         Summarized financial information concerning the Company's reportable segments for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 is shown in the following table (amounts in thousands):

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                       ------------------    ------------------
                                        1999       1998       1999       1998
                                       -------    -------    -------    -------
REVENUES:
In-flight Catalog                      $10,890    $13,282    $34,587    $39,615
Workplace catalog                        1,407          0      3,465          0
Web site                                 2,762        310      5,939        911
Disc Publishing                            106          0        119          0
                                       -------    -------    -------    -------
   Total revenues                      $15,165    $13,592    $44,110    $40,526
                                       =======    =======    =======    =======

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                       ------------------    ------------------
                                        1999       1998       1999       1998
                                       -------    -------    -------    -------

GROSS MARGIN:
In-flight Catalog                      $ 5,334    $ 7,071    $16,953    $19,787
Workplace catalog                          551          0      1,369          0
Web site                                 1,152        154      2,558        432
Disc Publishing                            106          0        119          0
                                       -------    -------    -------    -------
   Total gross margin                  $ 7,143    $ 7,225    $20,999    $20,219
                                       =======    =======    =======    =======

IDENTIFIABLE ASSETS:
In-flight Catalog                      $23,186    $22,582    $23,186    $22,582
Workplace catalog                        4,444          0      4,444          0
Web site                                 5,930          0      5,930          0
Disc Publishing                             17          0         17          0
                                       -------    -------    -------    -------
   Total identifiable assets           $33,577    $22,582    $33,577    $22,582
                                       =======    =======    =======    =======


NOTE 4 - BUSINESS ACQUISITIONS

         DURHAM & COMPANY

         On October 12, 1998, the Company acquired all of the outstanding shares of Durham & Company, an employee logo and incentive merchandise company that markets its products principally through catalogs in the workplace, for $2.9 million in cash and a note payable of $200,000, totaling $3.1 million. In November 1999, the parties intend to convert the note into common stock and warrants of the Company. This acquisition has been accounted for as a purchase, and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The excess purchase price over the fair value of net assets acquired was $3,074,206 and has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The purchase price was allocated as follows:

         Accounts receivable                        $    476,110
         Inventory                                       651,790
         Property, equipment and other assets            170,514
         Goodwill                                      3,074,206
         Liabilities assumed                          (1,272,620)
                                                    ------------
                                                    $  3,100,000
                                                    ============

The following unaudited consolidated pro forma information is presented as if the Durham & Company acquisition had occurred on January 1, 1998.

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                       ------------------    ------------------
                                        1999       1998        1999      1998
                                       -------    -------    --------   -------

    Net merchandise sales              $12,353    $11,001    $ 35,286   $31,838
    Net income (loss)                  $(3,443)   $   485    $(10,954)  $   511

    Basic net loss per common share    $  (.38)   $   .06    $  (1.22)  $    .06
    Diluted net loss per common share  $  (.38)   $   .06    $  (1.22)  $    .06


The consolidated pro forma information includes adjustments to give effect to amortization and goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made on January 1, 1998, nor is it indicative of the results that may occur in the future.

         DISC PUBLISHING, INC.

         On September 20, 1999, the Company completed a merger with Disc Publishing, Inc. SkyMall issued 280,555 shares of its common stock in exchange for all of the outstanding common stock of Disc Publishing based on a merger exchange ratio of 2.8 shares of the Company's common stock for each share of Disc Publishing common stock. The merger qualified as a tax free exchange and was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the business combination to include the combined financial results of SkyMall and Disc Publishing. The following table presents a reconciliation of net merchandise sales and net income (loss) previously reported by the individual companies to those presented in the accompanying consolidated financial statements (amounts in thousands).

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                       ------------------    -------------------
                                        1999       1998        1999       1998
                                       -------    -------    --------    -------
      REVENUES:
      SkyMall                          $15,059    $13,592    $ 43,991    $40,526
      Disc Publishing                      106          0         119          0
                                       -------    -------    --------    -------
           Total revenues              $15,165    $13,592    $ 44,110    $40,526
                                       =======    =======    ========    =======

      NET INCOME (LOSS):
      SkyMall                          $(3,341)   $   380    $(10,632)   $   669
      Disc Publishing                     (102)         0        (322)         0
                                       -------    -------    --------    -------
           Total net income (loss)     $(3,443)   $   380    $(10,954)   $   669
                                       =======    =======    ========    =======

NOTE 5 - RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In  January  1999,  the  Company  adopted  Statement  of Position 98-1,
"ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $2.2 million and $3.3 million during the three months and nine months ended September 30, 1999, respectively.

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

         In April 1999, the Company adopted APB Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Barter revenues and expenses recognized during the three and nine months ended September 30, 1999, were $292,000 and $600,000, respectively.

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

         In 1999, the Company disputed certain charges from a major supplier for past services that totaled approximately $1.1 million. In October of 1999, the Company negotiated a settlement with the supplier regarding these charges. In connection with this settlement, the Company recognized a loss of approximately $300,000 in the third quarter of 1999.

NOTE 7 - CONSOLIDATED INCOME TAXES

         Income tax benefit was $3 million and $7 million for the three and nine months ended September 30, 1999, respectively, compared to income tax expense of $250,000 and $443,000 for the same periods in 1998. The Company has recorded an income tax receivable of $960,000 that relates to the Company's ability to recover taxes paid in prior years. Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities of $6 million and $158,000, respectively, have been recorded at September 30, 1999. The ability of the Company to utilize these deferred tax assets is dependent on the Company's profitability over the period of years that the temporary differences are available to be utilized. In accordance with applicable accounting principles, the Company will continue to evaluate the recognition of future income tax benefits and deferred tax assets in periods where the Company is not profitable.

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

         Unless the context indicates otherwise, the terms "SkyMall," the "Company," "we," "us" or "ours" refer to SkyMall, Inc. and its subsidiaries, SKYMALL.COM, INC., Durham & Company and Disc Publishing, Inc.

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

OVERVIEW

         GENERAL

         Founded in 1989, SkyMall, Inc. is an integrated specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, multi-media CD-ROM and on the Internet at WWW.SKYMALL.COM, WWW.SKYMALLTRAVEL.COM and WWW.DURHAM.SKYMALL.COM. Our products and services are provided by more than 300 retailers, including American Country Home, Australian Outback Collection, Balducci's, Canadian Geographic, Claire Murray,
Frontgate(R), FTD.com, Garden.com, Hammacher Schlemmer(R), Herrington(R), Improvements(R), Langenbach, Lillian Vernon(R), L.L. Bean(R), Orvis(R), Samsung, Seiko, Successories(R), The Sharper Image(R), T. Shipley(R), The Wine Enthusiast(TM), and WorldClass Concierge Services(R). The Company offers a diverse variety of products from numerous product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories.

         SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered in the SkyMall catalogs is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we afford our customers access to thousands of products offered by more than 300 merchants and the convenience of one-stop shopping.

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

         SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, represent our largest distribution channel. Over the past eight years, we have experienced substantial growth in our domestic in-flight catalog business. Our in-flight catalog is available to over 70% of all domestic airline passengers annually.

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

         SKYMALL INTERNATIONAL IN-FLIGHT CATALOGS. We believe that the demographic and technological trends that are driving the domestic consumer to shift from traditional retail shopping are also present in many international markets, which we believe are substantially under-served. In early 1998, we launched an international initiative under which we began making specialized catalogs available to passengers on certain international flights traveling to Japan and serving the Pacific Rim. These catalogs feature merchandise tailored to this audience and are offered in three languages: English, Japanese and Chinese.

         In March 1999, the Company began offering SkyMall catalogs on certain transatlantic flights originating from New York and Boston and in June 1999, the Company began offering a European catalog on such flights which is priced in multiple currencies (US Dollars, British Pound Sterling, French Francs, German Deutsche Marks, and the Euro), and is printed in English, German and French.

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

         WORKPLACE MERCHANDISE CATALOGS. Through our subsidiary, Durham & Company, we offer logo merchandise and recognition products to employees of a number of blue-chip organizations, primarily through print catalogs and since September 1999, on the Durham Web site. Competing in the highly fragmented incentive industry, Durham distinguishes itself by providing high-quality products and excellent customer service and focuses its marketing efforts on large organizations. SkyMall provides Durham's clients with unique, high-quality merchandise offered through other SkyMall channels as well as logo merchandise and recognition products for corporate gift giving, employee recognition, sales promotions and incentives, and similar programs.

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

         Early participants in our affiliate program include some of our airline partners and related entities, such as Delta Air Lines, Delta Crown Room and Continental Air Lines. In addition, Northwest Airlines and America West Airlines have joined our affiliate program. New participants are Visa USA, Visa International, First USA, the largest Visa card issuer and a banking leader in electronic commerce, and LinkShare(R), a premier provider of partnership-based marketing on the Web, specializing in brokering revenue-producing links among complementary e-commerce sites. We also have arrangements with a number of other high-traffic sites, including the site offered by the best-selling book series, Chicken Soup for the Soul, Microsoft's online shopping mall called MSN Shopping, MSNBC, Trip.com, and The Weather Channel site at Weather.com. The Company continues to evaluate the success of its individual affiliates and, in some cases, has terminated relationships while it continues to pursue new affiliations.

         THE SKYMALLTRAVEL.COM WEB SITE. As part of SkyMall's previously announced investment in e-commerce, in July 1999, SkyMall launched its WWW.SKYMALLTRAVEL.COM Web site targeted to frequent travelers, which provides one-stop access for all their travel needs. SKYMALLTRAVEL.COM organizes many of the best travel resources in one place, including linked directories for airlines, hotels, rental car and online booking services, as well as content and tools that assist business travelers before, during and after their trips. The site was designed to help travelers get the most out of online travel planning while minimizing the effort and time involved. Some of the leading online travel companies are affiliates at our SKYMALLTRAVEL.COM Web site, including webflyer.com, Trip.com, ontheroad.com, mapquest.com, weather.com, homefair.com and MyFamily.com.

         THE DURHAM & COMPANY WEB SITE. In September 1999, Durham & Company launched its Web site at WWW.DURHAM.SKYMALL.COM which offers high quality logo and corporate identity merchandise to organizations.

         DISC PUBLISHING, INC. In September 1999, SkyMall acquired Disc Publishing, Inc. Disc Publishing's SkyDisc(TM) is a leading interactive CD-ROM targeted to the business traveler that integrates high-quality print, broadcast and online media to provide an exciting mix of topics that entertain, inform and enhance the business travelers' life. SkyDisc offers the business traveler the option of using the disk on their laptop computer whether onboard the aircraft, in a hotel, at the office, or at home. While using the disk online, consumers can link to Web sites promoted on SkyDisc to get more information and services. With the continued proliferation of new Web sites, SkyDisc will help consumers sort through the clutter of the Web and drive traffic to the sites of our program participants. Every other month a new "issue" of SkyDisc is available free in airline seatback pockets to more than 400,000 SkyWest Airlines passengers per month. SkyDisc has already attracted many program participants such as Amazon.com, Earthlink Network, Inc., Interplay Entertainment, Inc. and U S WEST(R). To the extent sponsorship of this program continues to increase, the Company will consider expanding distribution of SkyDisc.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

         CONSOLIDATED REVENUE AND GROSS MARGIN. Net merchandise sales for the three and nine months ended September 30, 1999 was $12.4 million and $35.3 million compared to $9.7 million and $29.0 million for the same periods in 1998, respectively. Placement fees and other revenue for the three and nine months ended September 30, 1999 were $2.8 million and $8.8 million compared to $3.9 million and $11.5 million for the same periods in 1998, respectively. Revenues for SKYMALL.COM for the three and nine months ended September 30, 1999 were $2.8 million and $ 5.9 million compared to $310,000 and $911,000 for the same periods in 1998, respectively. Gross margin for the three and nine months ended September 30, 1999 was $7.1 million and $21 million compared to $7.2 million and $20.2 million for the same periods in 1998, respectively.

         CONSOLIDATED OPERATING EXPENSE. Total operating expense for the three and nine months ended September 30, 1999 was $13.6 million and $39.1 million compared to $6.7 million and $19.5 million for the same periods in 1998, respectively. Catalog expenses for the three and nine months ended September 30, 1999 were $3.6 million and $8.6 million compared to $2.7 million and $8.1 million for the same periods in 1998, respectively. The increase is primarily due to an increase in the number and size of catalogs distributed for the three and nine months ended September 30, 1999 compared to the same period in 1998. Also included in catalog costs is a $300,000 settlement with a major supplier for past services. Selling expenses, which represent commissions paid to airline and marketing partners and are generally variable in nature, for the three and nine months ended September 30, 1999 were $1.2 million and $3.2 million compared to $816,000 and $2.5 million for the same periods in 1998, respectively. The increase is due to an increase in net merchandise sales and the addition of new airline and marketing partners. Customer service and fulfillment expense, which include a full-service customer contact and order fulfillment center, for the three and nine months ended September 30, 1999 was $1.6 million and $5.1 million compared to $940,000 and $3.0 million for the same periods in 1998, respectively. This increase resulted from the addition of management and call center personnel, along with outsourcing solutions and other expenditures designed to improve the Company's customer service levels. General and administrative expenses for the three and nine months ended September 30, 1999 were $7.2 million and $22.1 million compared to $2.2 million and $5.9 million for the same periods in 1998, respectively. The increase is primarily due to the addition of personnel, expanded marketing efforts, infrastructure investments relating to the Company's business initiatives, including depreciation of capital investments, settlement of litigation and expenses incurred by Durham & Company which was acquired in the fourth quarter of 1998 and the acquisition of Disc Publishing, Inc. in the third quarter of 1999. The increase in personnel includes key management, technology, marketing and support personnel totaling $600,000 and $4.2 million for the three and nine months ended September 30, 1999. Marketing efforts and infrastructure investments increased $3.0 million and $5.1 million for the three and nine months ended September 30, 1999, and relate to marketing promotions and technology investments. Depreciation expense increased $370,000 and $580,000 for the three and nine months ended September 30, 1999, respectively, and relate to capital investments. Legal and settlement expenses include legal expenses incurred and estimated losses recognized relating to certain legal matters totaling $2.9 million for the nine months ended September 30, 1999. Durham & Company incurred expenses totaling $336,000 and $995,000 for the three and nine months ended September 30, 1999. Disc Publishing, Inc. incurred expenses totaling $208,000 and $441,000 for the three and nine months ended September 30, 1999. The balance of approximately $455,000 and $2.006 million for the three and nine months ended September 30, 1999, related to other increases in operational expenses.

         CONSOLIDATED INCOME TAXES. Income tax benefit was $3.0 million and $7.0 million for the three and nine months ended September 30, 1999, compared to income tax expense of $250,000 and $443,000 for the same periods in 1998, respectively. The Company has recorded an income tax receivable of $960,000 that relates to the Company's ability to recover taxes paid in prior years. Deferred income taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities of $6.0 million and $158,000, respectively, have been recorded at September 30, 1999. The ability of the Company to utilize these deferred tax assets is dependent on the Company's profitability over the period of years that the temporary differences are available to be utilized. In accordance with applicable accounting principles, the Company will continue to evaluate the recognition of future income tax benefits and deferred tax assets in periods where the Company is not profitable.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $10.3 million for the nine months ended September 30, 1999, compared to $495,000 for the same period in 1998. The increase in cash used in operating activities compared to the same period in 1998 resulted primarily from the net loss incurred as a result of the increase in operating expenses described above.

         Cash used in investing activities was $6.2 million for the nine months ended September 30, 1999, compared to $1.7 million for the same period in 1998. Cash used in investing activities for both periods relates to purchases of telecommunications and computer equipment, software, building improvements, and furniture and fixtures.

         Cash provided by financing activities was $9.5 million for the nine months ended September 30, 1999, compared to cash used of $37,000 for the same period in 1998. Cash provided by financing activities for the nine months ended September 30, 1999 resulted from the exercise of options by others to purchase the Company's common stock and borrowings on the Company's line of credit. Cash used in financing activities for the same period in 1998 resulted primarily from payments on capital lease obligations and repurchases of common stock, offset by proceeds from the issuance of common stock.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

         The Company plans to spend substantial resources in 1999 in connection with its electronic commerce and other growth initiatives. The Company anticipates that such expenditures will approximate $27 million and plans to spend such funds on a number of activities, including improving the Company's Web user interface, improving the speed, stability and functionality of the Company's Web site, implementing marketing and public relations initiatives to raise awareness of the SkyMall brand name, securing additional content for the Company's Web site, improving the selection and variety of products offered by the Company, and recruiting and hiring additional personnel, particularly technology managers and developers.

         At September 30, 1999, the Company had a working capital deficit of $8.8 million, which included cash and cash equivalents of $945,000. On June 30, 1999, the Company secured a $10 million line of credit at a bank, under the terms of which $5.0 million was immediately available and the remaining $5.0 million was to become available, subject to certain conditions, upon the Company raising a minimum of $15 million in subordinated debt and/or equity. In September 1999, the Company entred into a Modification to the Credit and Security Agreement and related documents whereby Robert M. Worsley, chairman, president and chief executive officer, and his wife, Christi M. Worsley, executed a Continuing Guarantee agreement personally guaranteeing up to $2.5 million of such line of credit (the "Worsley Guarantee"). The Worsley Guarantee allowed the Company to draw additional funds on the line of credit over the $5.0 million initially available. As of September 30, 1999, a total of $7.4 million had been drawn on the line of credit and $2.6 million was unused.

         On November 4, 1999, the Company completed a private placement of approximately $8,000,000 in shares of the Company's common stock and warrants to purchase additional shares of common stock (the "Private Offering"). See Part II, Item 2, "CHANGES IN SECURITIES AND USE OF PROCEEDS" for complete details regarding the Private Offering. The funds received from the Private Offering will be used for working capital purposes. The Company currently has a working capital deficit and its credit line is insufficient to permit the Company to fully implement its business plan and growth strategy. Management plans to finance its working capital needs and capital expenditures through a combination of funds from operations, the new bank line of credit, and by securing additional capital resources through the issuance of debt and/or equity securities. There can be no assurance that the Company will be able to secure additional capital to meet its working capital needs or to secure such capital on terms favorable to the Company. A failure to secure such capital may be detrimental to the Company and cause it to reduce or eliminate its growth initiatives. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

         WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL. We currently have a working capital deficit and our existing line of credit is not sufficient to permit the Company to fully implement its business plan. In order to fully implement our growth strategy, we will need to raise additional capital from third parties or otherwise secure additional financing for the Company. There can be no assurance that the Company will be able to successfully raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to the Company. To the extent we are unable to raise sufficient additional capital or secure other financing, this could have a material adverse effect on the Company and we may be unable to fully implement our planned growth strategy.

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

         WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines currently offers merchandise catalogs to its customers through a competitor. In addition, in July 1999, TWA, a former SkyMall partner, began carrying a competitor's catalog. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who seek to offer their products and/or services at their own Web sites or those of other third parties. The success of online marketing cannot be currently determined, and further penetration in this market will require substantial additional financial resources, acquisition of technology, investments in marketing and contractual relationships with third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater resources than the Company.

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

         THE WORSLEYS CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of November 8, 1999, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,798,530 shares, or approximately 46% of our outstanding common stock. As a result, the Worsleys have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

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

         The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for companies that do some or all of their business on the Internet. During the third quarter of 1999, net merchandise sales from the Internet represented approximately 21% of our net merchandise sales. Accordingly, the price of our common stock may be impacted by these or other trends.

WE FACE RISKS ASSOCIATED WITH THE YEAR 2000

         Many software programs use only two digits to identify the year in the date field. If such programs are not corrected, data that includes a date in the Year 2000 or later could cause many computer applications to fail, lock-up or generate erroneous results. Further, certain computer programs may not properly process certain dates. This potential problem is generally referred to as the "Year 2000 Issue." We have initiated a program to evaluate and address our exposure to the Year 2000 Issue. If not corrected, many computer applications could fail or create erroneous results.

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

         We believe that our most significant worst case Year 2000 Issue scenarios involve the inability of our vendors to process orders and conduct business such as arranging deliveries to customers and replenishing inventories and that the computer systems necessary to maintain the viability of the Internet or the Web sites that direct consumers to the Company's online catalog and related sites may not be Year 2000 compliant. In addition, computers used by customers to access the Company's online catalog and related sites may not be Year 2000 compliant, delaying customers' product purchases. Furthermore, a reduction in airline travel due to concerns about Year 2000 issues in the airline industry, even if based on unfounded fears, could materially impact the Company's business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.

The statement, which was to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position (SOP) provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $2.2 million and $3.3 million during the three months and nine months ended September 30, 1999, respectively.

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

         In April 1999, the Company adopted APB Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Barter revenues and expenses recognized during the three and nine months ended September 30, 1999 and 1998, were $292,000 and $600,000,respectively.

SEGMENT DISCLOSURE

         During the fourth quarter of 1998, the Company acquired Durham & Company, in January 1999, the Company formed SKYMALL.COM, INC. to operate its Internet e-commerce Web site and in September 1999, the Company acquired Disc Publishing, Inc. The Durham and Disc Publishing acquisitions and the formation of SKYMALL.COM created four reportable segments as required under Financial Accounting Standards Board SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." Operating segment information pertaining to revenues, gross margins, general and administrative expenses, and identifiable assets are provided in the Notes to Condensed Consolidated Financial Statements filed herewith.

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

         On May 13, 1998, Kathy Jordan, a purchaser of products through a SkyMall catalog in March 1998, filed an action in the District Court of Cherokee County, Oklahoma, styled as Kathy Jordan, Plaintiff v. SkyMall, Inc. a corporation, and John Doe(s), et al., Defendants, which is designated as Case No. CJ-98-208. Plaintiff alleged that SkyMall improperly collected from her certain state and local taxes relating to her purchase. Plaintiff brought the action on behalf of herself and a class of persons in the United States similarly situated. She alleged causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgement, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. While the Company believes Ms. Jordan's claims are substantially without merit, in order to minimize overall litigation risks and ongoing litigation costs, and to reduce the management time and attention required to be devoted to this matter, the Company entered into a tentative Settlement Agreement with Plaintiff and the alleged class. The agreement received final court approval on October 14, 1999. As a part of the agreement, the Company has agreed, among other things, to offer discounts during 2000 to SkyMall customers who purchased merchandise from the Company prior to December 31, 1998. The agreement also calls for SkyMall to issue to Plaintiff's attorneys approximately 65,000 shares of common stock valued at $600,000 and $100,000 cash. The Company has recorded a reserve for this settlement amount and the related expenses in the second quarter of 1999 in the amount of $1.436 million representing approximately $700,000 payable to Plaintiff's attorneys in stock and cash, $356,000 in anticipated customer discounts associated with the offer to customers and $380,000 in professional fees incurred.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 10, 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan") designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all stockholders. Under the terms of the Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock outstanding was made to holders of record on October 15, 1999. These Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series A Preferred Stock ("Preferred Stock") at an exercise price of $65 per one one-hundredth of a share. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock. The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights will expire on October 15, 2009, unless redeemed earlier by the Company or exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of the Company's common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

         On November 4, 1999, the Company completed a private placement of approximately $8,000,000 in shares of the Company's common stock and warrants to purchase additional shares of common stock (the "Private Offering"). A total of 1,142,885 shares of common stock were issued at a purchase price of $7.00 per share, together with warrants to purchase an additional 571,444 shares of common stock. The warrants were issued with an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of approximately 126,280 warrants to purchase shares of the Company's common stock will be issued to the placement agents in the Private Offering, with exercise prices ranging from $7.35 to $8.10 per share. The funds received from the Private Offering will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The common stock and warrants issued in the Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS.

         The following exhibits are included herein:

EXHIBIT                                                                METHOD OF
NUMBER       DESCRIPTION                                                FILING

10.1(a)  Rights Agreement between the Company and Continental             (1)
         Stock (1) Transfer & Trust Company, as Rights Agent, dated as of September 15, 1999 (including as Exhibit A the form of Certificate of Designation of Rights, Preferences and Terms of the Series R Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).

10.1(b)  Form of Letter to SkyMall, Inc. shareholders, dated
         October 15, 1999.                                                (1)

10.2(a)  Stock Acquisition Agreement, dated as of August 26, 1999,        (2)
         by and among SkyMall, Inc., Disc Publishing,  Inc.,
         Lorne Grierson, Warren Osborn, Flamingo Partnership,
         Kyle Love, Bart Howell and David E. Hardy

10.2(b)  Amendment to Stock Acquisition Agreement, dated as of            (2)
         September 20, 1999, by and among SkyMall, Inc., Disc
         Publishing, Inc.,  Lorne Grierson, Warren Osborn,
         Flamingo Partnership, Kyle Love, Bart Howell and
         David E. Hardy

10.2(c)  Registration Rights Agreement, dated as of September 20,         (2)
         1999, by and among SkyMall, Inc., Disc Publishing, Inc.,
         Lorne Grierson, Warren Osborn, Flamingo Partnership, KLC
         NACT Unitrust, Bart Howell and David E. Hardy

10.3(a)  Modification Agreement, dated as of September 1,1999, by         (3)
         and among SkyMall, Inc., skymall.com, inc., Durham & Company and Imperial Bank

10.3(b)  Continuing Guarantee between Imperial Bank and Robert M.         (3)
         Worsley and Christi M. Worsley

10.4(a)  Stock and Warrant Purchase Agreement between SkyMall, Inc.       (3)
         and the investors in the private offering closed on November 4, 1999

10.4(b)  Form of Warrant issued to investors in the private offering      (3)

27       Financial Data Schedule

         --------
         (1) Incorporated by reference to Form 8-K filed September 23, 1999
         (2) Incorporated by reference to Form 8-K filed October 5, 1999
         (3) Filed herewith

         (B)  REPORTS ON FORM 8-K.

         On September 23, 1999, the Company filed a Report on Form 8-K to announce the adoption of a Shareholder Rights Plan.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SKYMALL, INC.


Date:    November 15, 1999                  By: /s/ Robert M. Worsley
                                                --------------------------------
                                                Robert M. Worsley
                                                Chairman of the Board, President
                                                (Chief Executive Officer)


Date:    November 15, 1999                  By: /s/ Stephen R. Peterson
                                                --------------------------------
                                                Stephen R. Peterson
                                                Chief Financial Officer
                                                (Principal Accounting Officer)