Form 10-K
period 1999-12-31
SKYMALL INC
filed 2000-03-31
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1999

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 27, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $47,914,556. The aggregate market value was based on the closing price of common stock as reported by the Nasdaq National Market.

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

At March 27, 2000, the number of shares of common stock outstanding was 12,990,134 and there were no shares of preferred stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The   Registrant's   Definitive  Proxy  Statement  for  its  Annual  Meeting  of
Shareholders, to be held on June 9, 2000, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this report, but only to the extent indicated therein.

                                TABLE OF CONTENTS
                                                                            PAGE

PART I

   Item 1.  Business......................................................    4
   Item 2.  Properties....................................................   17
   Item 3.  Legal Proceedings.............................................   17
   Item 4.  Submission of Matters to a Vote of Security Holders...........   18


PART II

   Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters............................................  19
   Item 6.  Selected Financial Data........................................  20
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  22
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  38
   Item 8.  Financial Statements and Supplementary Data....................  39
   Item 9.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure............................  40

PART III

   Item 10. Directors and Executive Officers of the Registrant.............  41
   Item 11. Executive Compensation.........................................  41
   Item 12. Security Ownership of Certain Beneficial Owners and Management.  41
   Item 13. Certain Relationships and Related Transactions.................  41


PART IV

   Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K............................................  42

SIGNATURES.................................................................  46

                                     PART I

                           FORWARD-LOOKING STATEMENTS

         Certain statements made herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These statements discuss, among other items, the Company's growth strategy and anticipated trends in its business. Words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. Examples of uncertainties which could cause such differences include, but are not limited to, the Company's dependence on its relationships with its airline, merchant and other partners, the ability of the Company to attract and retain key personnel, especially highly skilled technology personnel, the ability of the Company to secure additional capital to finance its business strategy, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies, retailers and e-commerce companies, and the Company's reliance on technology and information and telecommunications systems, all of which are discussed more fully below and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 1.  BUSINESS

GENERAL

         Founded in 1989, SkyMall, Inc., a Nevada corporation, is an integrated specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, multi-media CD-ROM, DVD and on the Internet at WWW.SKYMALL.COM, WWW.SKYMALLTRAVEL.COM, WWW.DURHAM.SKYMALL.COM and WWW.SKYDISC.COM SkyMall is best known for its in-flight catalog, which is available on more than 70% of all domestic airlines, reaching approximately 500 million domestic airline passengers annually. Through its skymall.com, inc. subsidiary, which operates the SKYMALL.COM(TM) and SKYMALLTRAVEL.COM(TM) Web sites, SkyMall offers an expanded selection of products and services to online shoppers and enables other companies to conduct electronic commerce using skymall.com's merchant solution. Through another subsidiary, Durham & Company, SkyMall offers high-quality logo merchandise via its catalogs, workplace initiatives and the DURHAM.SKYMALL.COM Web site. SkyMall's subsidiary, Disc Publishing, Inc., produces the CD-ROM, SkyDisc(TM), which provides advertising, entertainment and e-commerce shopping links to travelers through airline seat pocket distribution and the SKYDISC.COM Web site.

         SkyMall operates two distinct segments which include its business-to-consumer and business-to-business initiatives. The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic and international airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty programs and catalogs, workplace catalogs, CD-ROM, DVD and the Company's Web site.

         Unless the context indicates otherwise, the terms "SkyMall," the "Company," "we," "us" or "ours" refer to SkyMall, Inc. and its subsidiaries.

BUSINESS-TO-CONSUMER SEGMENT

         OVERVIEW

         SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered by SkyMall, both in its print catalogs and on its SKYMALL.COM Web site, is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies.

         By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we offer our customers a diverse variety of products from numerous retailers and product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. Some of the retailers who offer their products and/or services through our print catalogs or on our Web site are: American Historic Society, Australian Outback Collection, Balducci's, Canadian Geographic, Frontgate(R), FTD.com, garden.com(TM), Hammacher Schlemmer(R), Improvements(R), Lillian Vernon(R), L.L. Bean(R), Magellan's(R), Orvis(R), Plow & Hearth(R), Reliable Home Office, Seiko Instruments, Successories(R), The Sharper Image(R), T. Shipley(R), and The Wine Enthusiast(TM).

         CUSTOMER RELATIONSHIPS

         SkyMall is committed to fostering a high-quality, one-to-one customer experience that exceeds expectations and engages customers in long-term relationships. We provide high-quality customer service and a vast selection of specialty products and services through unique channels and partnerships. SkyMall has adopted the following strategies for satisfying the needs of time-pressed consumers, particularly those who have adopted the Internet as a preferred method of shopping and have grown to expect higher standards of customer service and convenience.

         o PROVIDE CUSTOMERS WITH ONLY THE BEST-SELLING, HIGH-QUALITY MERCHANDISE FROM WELL-KNOWN BRANDS. SkyMall's Web site offers its customers more than 7,600 SKUs from numerous merchants. Our print media, which typically includes approximately 2,000 items per catalog, provides consumers with a selection of only the best-selling products from our most well-known merchant partners. This ensures that consumers quickly see the most popular items, without having to review hundreds of items that may be of little interest.

         o PROVIDE CUSTOMERS WITH A CONVENIENT ONE-STOP SHOPPING SERVICE. SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered by SkyMall is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalogs and on the Web, we afford our customers access to thousands of products offered by numerous participating merchants and the convenience of one-stop shopping.

         o PROVIDE OUR ONLINE CUSTOMERS WITH THE LATEST WEB SITE TECHNOLOGIES. For the convenience of our customers, our Web site provides a search engine, which enables customers to search and define their shopping needs, and a Gift Shop, with a search feature that enables the user to shop according to occasion, price categories and gender. Products and services are sorted by category and sub-category, which enables customers to search and define their shopping needs faster and easier. In addition, our Web site provides e-reminders, e-cards and wishlist functionality, together with a "specials" area, which features new promotions on a regular basis to encourage consumers to return to the site to take advantage of special offers. The "specials" area also provides easy access to the Company's travel site, SKYMALLTRAVEL.COM, as well as other rewards partners. See "BUSINESS-TO-CONSUMER SEGMENT - ELECTRONIC MEDIA - GENERAL" and "TECHNOLOGY."

         o PROVIDE SUPERIOR CUSTOMER SERVICE, ORDER PROCESSING AND FULFILLMENT. The Company maintains a well-trained, in-house staff of customer service representatives located in Phoenix, Arizona, for its domestic business and uses outsource call centers with expertise in as many as eight languages for its international orders. Our global customers enjoy the convenience of being able to shop twenty-four hours a day, seven days a week. The Company's customer service representatives encourage customers to purchase additional products with each order to increase the Company's average order size. Consumers can shop while traveling by ordering from free in-flight phones or by phones anywhere using our toll-free number. Consumers can also shop online wherever an Internet connection is available. The Company offers telephone support to its online consumers twenty-four hours a day, seven days a week, providing the Company's online consumers the benefit of live customer service assistance. Online consumers can also make customer service inquiries via e-mail. To facilitate prompt delivery of products, all orders taken by the Company are forwarded to the Company's merchant partners who ship merchandise directly to consumers. We currently offer expedited shipping options for most products.

         o PROVIDE CUSTOMER GUARANTEES AND EASY RETURNS. We offer a no mark-up, low price guarantee under which we will refund the price difference if the customer finds the same item advertised elsewhere at a lower price. We also offer a total satisfaction guarantee that lets a customer return merchandise for any reason within 60 days of purchase.

         PRINT MEDIA

         GENERAL. We market our merchandise through a number of print media, including our in-flight catalogs and international catalogs. The merchandise of each participating merchant in our catalogs is presented in a separate section of each catalog to allow browsing from "store-to-store," providing the convenience and variety of an upscale shopping mall environment.

         Our print media provides consumers with a selection of only the best-selling products from our most well-known merchant partners. This ensures that consumers quickly see the most popular items, without having to review hundreds of items that may be of little interest. Through our SKYMALL.COM Web site, we offer online consumers a larger product selection.

         SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, are our largest distribution channel. Over the past ten years, we have experienced substantial growth in our domestic in-flight catalog business, which accounted for approximately 85% of net merchandise sales and substantially all of our placement fees and other revenue from all of our business segments in 1999. During 1999, we had exclusive agreements to place our catalogs on 18 airlines, making our catalog available to approximately 500 million airline passengers in 1999. These 18 airlines, which carried approximately 70% of all domestic passengers in 1999, include America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest
Airlines, United Airlines and US Airways. The Company's catalogs carry the SkyMall name on all participating airlines, except US Airways, which offers the SkyMall catalog under the name "Selections." In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners.

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

         The following airline partners each accounted for in excess of 10% of the Company's net merchandise sales for the fiscal year ended 1999:

                                           Percent of Net Merchandise Sales
          Name of Airline                     Through December 31, 1999
          ---------------                  --------------------------------

           Delta                                          15%
           United                                         12%
           Continental                                    10%
                                                          ---
           Total                                          37%
                                                          ===

         We continue to develop marketing and promotional programs focused on increasing revenue per passenger enplanement, some of which are facilitated through the unique relationships between the Company and our airline partners. Among the plans in various stages of implementation are (i) enhancing promotion of our shopping services through in-flight announcements, including video and audio programming, (ii) encouraging repeat customer purchases through discounts and other special offers, (iii) offering airlines and key airline employees incentives for promoting the use of our catalogs among airline passengers, (iv) conducting in-flight promotions, such as gift certificates, discount certificates and special offers to passengers who order while in-flight, and (v) expanding the selection and variety of products. The Company has tested a number of the foregoing initiatives with some of its airline partners and, where successful, plans to expand the programs to other airline partners.

         SKYMALL INTERNATIONAL IN-FLIGHT CATALOGS. We believe that the demographic and technological trends that are driving the domestic consumer to shift from traditional retail shopping are also present in many international markets, which we believe are substantially under-served. In early 1998, we launched an international initiative under which we began making specialized catalogs available to passengers on certain international flights traveling to Japan and serving the Pacific Rim featuring merchandise tailored to this audience. In March 1999, the Company began offering SkyMall catalogs on certain transatlantic flights originating from New York and Boston.

         Although international sales have been immaterial to our total net merchandise sales, we plan to continue exploring opportunities in these markets. International sales increased to $334,000 in 1999 compared to $132,000 in 1998. SkyMall continues to gain experience in international markets, including the areas of merchandising, customer service and fulfillment. The Company plans to continue to maintain its presence in large international markets through cooperative ventures with its current domestic airline partners. The Company believes that its experience in the domestic in-flight business, as well as its Web-based infrastructure, will enable it to maintain its presence in international markets, particularly those with a strong interest in U.S. products or where remote shopping already has some level of acceptance by consumers.

         OTHER PRINT MEDIA PROGRAMS. We provide unique, upscale catalogs to the membership-oriented airport lounges of one of our major airline partners. The SkyMall catalogs are also available on certain Northeastern routes of Amtrak.

         ELECTRONIC MEDIA

         GENERAL. We launched our first Internet Web site in January of 1996 and since then have continued to refine and develop our e-commerce strategies. In 1999, we devoted substantial financial, marketing, technical and personnel resources to further develop our electronic commerce initiatives. Our strategies in this area included, among other things, (i) significantly improving the look and feel, as well as the speed, performance and search functionality of our Web sites, (ii) further development of our technology and other business infrastructures used to convey orders and provide order status information to our customers, (iii) conducting marketing and other promotional campaigns through both online and off-line media designed to enhance brand awareness of the SkyMall name and drive traffic to our Web site, (iv) significantly increasing the selection and variety of products for our programs, and (v) developing non-product travel-related content for our Web site that encourages consumers to visit our site for information as well as shopping.

         In February 2000, we re-launched our Web site, SKYMALL.COM, in the culmination of our year-long technology development efforts. The new site includes both improvements to the consumer shopping experience as well as significant advances in the overall performance, speed and stability of the site. Our new Web site is more consumer-friendly due to improved navigation capabilities, new features and an enhanced search engine, which enables customers to search and define their shopping needs. The most noticeable change for consumers is the redesign of our home page, which is visually more appealing with key consumer features prominently displayed. In addition, based on formal user testing surveys, the flow of the user checkout process has been vastly simplified.

         Using data modeling, skymall.com created its newest feature, the Gift Shop, with a search feature that enables the user to shop according to occasion, price categories and gender. Data modeling also has been used more extensively on the Web site to sort by category and sub-category, which enables customers to search and define their shopping needs faster and easier. In addition, we have added e-reminders, e-cards and wishlist functionality, together with a "specials" area, which features new promotions on a regular basis to encourage consumers to return to the site to take advantage of special offers. The "specials" area also provides easy access to skymall.com's travel site, SKYMALLTRAVEL.COM, as well as other rewards partners. For further discussion, see "BUSINESS-TO-BUSINESS SEGMENT," "TECHNOLOGY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         Our e-commerce channels showcase products offered in our print catalogs and provide customers an additional means of customer service and support. In addition, because the Internet does not pose the same size and weight constraints as our paper catalogs, we offer products and services from a greater number of merchants and a full complement of products from merchants who offer only their best-selling items in our catalogs. We have increased our revenues from this media by developing SkyMall's Web site as a premier Internet shopping and travel destination and increasing the number of partners in our affiliate program.

         During 1999, SkyMall focused substantial resources on its information-technology infrastructure and Web initiatives and, as a result, we experienced a significant increase in our e-commerce activity. Net merchandise sales from our e-commerce initiatives for fiscal 1999 were $13 million, compared to net merchandise sales in fiscal 1998 of $2.5 million; an increase of approximately 420%. Our e-commerce sales (i.e., sales from our various Web sites) accounted for approximately 37% of our business-to-consumer net merchandise sales in the fourth quarter of 1999, compared to 8% in the same period of 1998. We believe this trend demonstrates that the Internet is increasingly becoming a more popular way to shop and we plan to continue to leverage our merchandise content, customer service expertise, off-line channels and back-end infrastructure to capitalize on the opportunities of the Internet. During 2000, we plan to further expand our e-commerce initiatives. For further discussion, see "GROWTH STRATEGY - ELECTRONIC MEDIA," "TECHNOLOGY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         CONSUMER INCENTIVE AND LOYALTY PROGRAMS. The loyalty and award point industry is anticipated to become a strong market for the Company, both for print catalogs, CD-ROM and DVD. We are in the process of defining programs and services that will be offered to customers of other companies' loyalty programs. Net merchandise sales from loyalty program initiatives for fiscal 1999 were $3.9 million.

         GOLD POINTS. In November 1998, Gold Points Corporation selected SkyMall as a primary merchandise redemption source for its Gold Points customer loyalty program. Gold Points Corporation is a subsidiary of Carlson Companies Inc., which owns such well-known brands as Regent International Hotels, Radisson Hotels Worldwide, Radisson Seven Seas Cruises, Country Inns & Suites By Carlson, Carlson Wagonlit Travel, T.G.I. Friday's and Italianni's, and operates Carlson Marketing Group, the largest relationship marketing company in the United States. Through a network of well-known brands in different industries, the Gold Points program offers participants the opportunity to earn and redeem points with a variety of network merchants. Participants in the Gold Points program include Carlson-owned hospitality and service companies, as well as MCI Worldcom, the American Bar & Grill and others. The SkyMall redemption catalog became available from participating Gold Points merchants in April 1999 and is the primary general merchandise catalog promoted to consumers for point redemption. SkyMall also participates in the Gold Points merchant network and awards consumers Gold Points at their request.

         RELATIONSHIP WITH NETCENTIVES. In February 1998, SkyMall entered into an affiliate relationship with Netcentives Inc. Through this relationship, SkyMall is able to offer customers the ability to earn "ClickMiles" on the purchase of merchandise through SKYMALL.COM. In turn, customers can utilize Netcentives' ClickRewards Program and redeem "ClickMiles" for frequent flyer miles and merchandise from a variety of retailers. SkyMall and Netcentives are considering other promotional opportunities.

BUSINESS-TO-BUSINESS SEGMENT

         OVERVIEW

         SkyMall's business-to-business segment provides unique solutions for corporate clients. In particular, this segment offers retail merchandise services through loyalty programs, workplace catalogs, CD-ROM, DVD and the

Company's Web site. Through these initiatives, SkyMall offers custom solutions to loyalty programs for redemption of program points for SkyMall merchandise. The workplace catalog presents high-quality, customized logo merchandise. The CD-ROM program and, upon distribution, the DVD program will provide customers with an opportunity to experience a broadband experience from the comfort of their home or on the road through a laptop. This channel provides businesses with a new advertising medium combined with SkyMall's favorable demographics. Additionally, the SKYMALL.COM Web site provides our affiliate partners a mechanism to offer products to their customer bases.

         PRINT MEDIA

         WORKPLACE MERCHANDISE CATALOGS. Through our subsidiary, Durham & Company, a Utah corporation, acquired in October 1998, we offer logo merchandise and recognition products to employees of a number of blue-chip organizations, primarily through print catalogs and since September 1999, on the Durham Web site. Sales in 1999 were the highest ever for Durham. Net merchandise sales from Durham accounted for approximately 8% of the Company's total net merchandise sales in 1999. Competing in the highly fragmented incentive industry, Durham distinguishes itself by providing high-quality products and excellent customer service and focuses its marketing efforts on large organizations. SkyMall provides Durham's clients with unique, high-quality merchandise offered through other SkyMall channels as well as logo merchandise and recognition products for corporate gift giving, employee recognition, sales promotions and incentives and similar programs.

         INCENTIVE AND LOYALTY PROGRAMS. The loyalty and award point industry is anticipated to become a strong market segment for the Company, both for print catalogs, CD-ROM and DVD. We are in the process of defining programs and services that will be offered in the future to loyalty programs. In late 1999, we entered into an agreement with Mariott to allow loyalty program participants to redeem points for specially selected merchandise. This agreement will expire in April 2000.

         ELECTRONIC MEDIA

         AFFILIATE PROGRAM. In addition to developing our own Web site, we have an affiliate program through which we provide a turn-key merchant solution to businesses that are interested in providing SkyMall's merchandise to visitors to their own Web sites. Our unique proprietary technology and other systems allow us to quickly and cost-effectively implement affiliate site programs. Visitors to SkyMall's affiliate sites go directly to a SkyMall site, which is typically co-branded with the affiliate partner, for shopping services. After shopping, the customers are directed back exclusively to the site from which they began so that the affiliate partner does not lose the benefit of the traffic to its site. Although an online store can be privately labeled for our affiliate partners, most of our affiliate sites are co-branded to increase SkyMall's brand awareness as well as generate affinity for our online partners.

         Our affiliate program offers advantages to both consumers and our partners. Consumers enjoy the convenience of SkyMall's online shopping and our partner sites enjoy the benefit of increased revenue, while ensuring that their customers return to their site.

         Participants in our affiliate program include some of our airline partners and related entities, such as Delta Air Lines, Delta Crown Room, Continental Airlines, Northwest Airlines, America West Airlines and US Airways. Other participants include Visa USA, Visa International, First USA, the largest Visa card issuer and a banking leader in electronic commerce. The Company continues to evaluate the success of its individual affiliates and, in some cases, has terminated relationships while it continues to pursue new affiliations.

         AFFILIATE RELATIONSHIP WITH QUINTEL COMMUNICATIONS. In November 1999, SkyMall entered into a Promotional Agreement with Quintel Communications, Inc. Under the agreement, the parties agreed to participate in certain joint marketing efforts, including offering SkyMall's products and services to Quintel's MultiBuyer.com Program. The parties are also pursuing other co-branded marketing opportunities, including promoting each party's goods and services.

         THE SKYMALLTRAVEL.COM WEB SITE. In July 1999, SkyMall launched its SKYMALLTRAVEL.COMWeb site targeted to frequent travelers, which provides one-stop access for all their travel needs. SKYMALLTRAVEL.COM organizes many of the best travel resources in one place, including linked directories for airlines, hotels, rental car and online booking services, as well as content and tools that assist business travelers before, during and after their trips. The site was designed to help travelers get the most out of online travel planning while minimizing the effort and time involved. Some of the leading online travel companies are affiliates at our SKYMALLTRAVEL.COM Web site, including webflyer.com, Trip.com, ontheroad.com, mapquest.com, weather.com, homefair.com and MyFamily.com.

         THE DURHAM & COMPANY WEB SITE. In September 1999, Durham & Company launched its Web site at DURHAM.SKYMALL.COM, which offers high quality logo and corporate recognition merchandise to organizations.

         DISC PUBLISHING, INC. In September 1999, SkyMall acquired Disc Publishing, Inc., a Utah corporation. Disc Publishing's SkyDisc(TM) is an interactive CD-ROM targeted to the business traveler. SkyDisc integrates high-quality print, broadcast and online media to provide an exciting mix of topics that entertain, inform and enhance the business travelers' life. SkyDisc offers the consumer the option of using the disk on their laptop computer whether onboard the aircraft, in a hotel, at the office, or at home. While using the disk online, consumers can link to Web sites promoted on SkyDisc to get more information and services. With the continued proliferation of new Web sites, SkyDisc will help consumers sort through the clutter of the Web and drive traffic to the sites of our program participants. Every other month a new "issue" of SkyDisc is available free in airline seatback pockets to more than 400,000 SkyWest Airlines passengers per month. SkyDisc has already attracted many program participants such as Amazon.com, Earthlink Network, Inc., Interplay Entertainment, Inc. and U. S. WEST(R). The Company intends to expand distribution of SkyDisc through its airline partners and other channels.

GROWTH STRATEGY

         We plan to continue to increase our product offering and non-merchandise travel-related content to consumers through our online media. We also plan to further broaden our distribution channels and our customer base through, among other things, additional and on-going electronic commerce initiatives, expansion of our in-flight catalog program, expansion of our DVD and SkyDisc initiatives, expansion of our incentive and loyalty programs and implementation of additional workplace marketing programs. From time to time, we may also consider further expanding our media capabilities and distribution channels, either through joint venture relationships, acquisitions or other arrangements.

         Our new technology platform will allow us to quickly implement new best-of-breed consumer features and functionality, many of which are planned for the current fiscal year. Our technology infrastructure now has the capability of supporting significant increases in order volume and provides us with a platform for expanding our marketing and channel development efforts. Our focus in 2000 will be on the addition of new consumer features to our Web site and on the key drivers for our sales growth, including improving customer reach, conversion, repeat business and average order size. We plan to further tap into the more than 1.3 million demographically desirable consumers who see our in-flight catalog each day as we work to improve our revenue growth and profitability. Our profitable customer acquisition model, together with our strong gross margins, form the foundation for future growth and our plans to return to profitability. For further discussion, please see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

         Our marketing strategy is designed to strengthen the SkyMall brand name online, increase customer traffic to the SKYMALL.COM Web site, build strong customer loyalty, maximize repeat purchases and develop revenue opportunities. We seek to build customer loyalty by creatively applying technology to deliver personalized programs and services, as well as employing creative and flexible merchandising strategies. The Company employs a variety of media, marketing and promotional methods to achieve these goals.

         We believe our in-flight readership is a valuable asset as we expand our business, particularly our electronic commerce initiatives. SkyMall is uniquely positioned among Internet retailers because it promotes its Internet site at a relatively low cost to more than 1.3 million airline passengers each day through the SkyMall in-flight print catalogs. As we grow our in-flight presence, we believe the brand awareness and visibility we gain with our high-profile consumer audience will strengthen the visibility of our Web initiative and help to promote traffic to our Web site. While other companies expend tremendous resources on off-line advertising to reach a portion of our audience, SkyMall has the advantage of promoting its site in another proven distribution channel.

COMPETITION

         BUSINESS-TO-CONSUMER.

         PRINT MEDIA. All aspects of our print media business are highly competitive. We compete for customers to some degree with all retailers and catalog companies, including airport retailers, duty-free retailers, specialty stores, incentive and logo merchandise companies, department stores, specialty catalog companies and general merchandise catalog companies. Although we believe that our long-standing relationships with our business partners and participating merchants create substantial barriers to competition, many of our competitors and potential competitors have greater financial, marketing and other resources, and may seek to enter or expand penetration into the markets we serve. In our in-flight business, we compete with other advertisers, including those who advertise in in-flight magazines and other periodicals. Several companies, some of which have greater resources than the Company, have announced they may develop seatback interactive video shopping services. As seatback interactive video shopping services become more available to airline passengers, competition in the in-flight marketing business is likely to increase. See
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

         ELECTRONIC MEDIA. The Internet online commerce market is relatively new, rapidly evolving and intensely competitive. The Company expects that competition in the online commerce market will intensify in the future. Barriers to entry are minimal and current and new competitors can launch new Web sites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

         BUSINESS-TO-BUSINESS.

         The market for business-to-business e-commerce solutions is rapidly changing and intensely competitive. We expect competition to intensify as the number of entrants and new technologies increases. We may not be able to compete successfully against current or future competitors. Although we believe that our long-standing relationships with our business partners and merchants create substantial barriers to competition, many of our competitors and potential competitors have greater financial, marketing and other resources, and may seek to enter or expand penetration into the markets we currently serve. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors also may have well-established relationships with our existing and prospective customers.

         INCENTIVE AND LOYALTY PROGRAMS. The market for incentive and loyalty programs is rapidly changing and intensively competitive. As the number of entrants increases and technology changes, we expect greater competition. We may not be able to successfully compete against current or future competitors. Many of our competitors have more experience developing Internet-based business-to-business solutions and have larger technical staffs, larger customer bases, greater financial resources and other resources than we do. Our competitors may be better able to develop products and/or services, create superior functionality and/or achieve greater customer acceptance.

         OTHER BUSINESS-TO-BUSINESS SOLUTIONS (CD-ROM, DVD, CORPORATE MERCHANDISE). The market for corporate advertising and logo merchandise is also highly competitive and changing rapidly. In each instance, there are numerous, large competitors who have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do. These competitors may enter strategic or commercial relationships with larger more established and well-financed companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote great resources and achieve superior marketing results than we do. The environment for corporate services is constantly changing as a result of new technologies. We may not be able to compete successfully in light of the changing technical requirements and competitive conditions may harm our business, operating results and financial condition. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

TECHNOLOGY

         ENHANCED WEB SITE. The Company spent approximately $15 million during fiscal 1999, including approximately $8 million in capital expenditures, on its information-technology and Web infrastructure. During 1999, our technology team developed a cutting edge technology solution to ensure that skymall.com has an e-commerce site that is as stable, salable and robust and to provide a solid technology platform for our future sales growth. In February 2000, we re-launched our Web site, SKYMALL.COM, in the culmination of our year-long efforts. The new site includes both improvements to the consumer shopping experience as well as significant advances in the overall performance, speed and scalability of the site. This new technology platform will allow us to quickly implement new best-of-breed consumer features and functionality, many of which are planned for the current year. Our new Web site is more consumer-friendly due to improved navigation capabilities, new features and an enhanced search engine, which enables customers to search and define their shopping needs. The most noticeable change for consumers is the redesign of our home page, which is visually more appealing with key consumer features prominently displayed. In addition, based on formal user testing surveys, the flow of the user checkout process has been vastly simplified.

         With the launch of our new Web site, SkyMall has converted to an n-tier architecture. This framework provides SkyMall with a highly-modular object-oriented architecture that will allow SkyMall to rapidly integrate the best of today's off-the-shelf and custom built technical product solutions. The new platform relies heavily on the use of Java in a middle tier communications layer, which provides a technology agnostic integration solution for diverse applications.

         In addition to the open architecture of the software, the new platform is based on a fully redundant and highly scalable systems and network architecture, which is supported in part through an alliance with PKS Information Services, a subsidiary company of Level 3 Communications Systems, which is a leading provider of state-of-the-art infrastructure, applications and e-business services. In connection with the launch of our new Web site, the Company migrated to a Solaris operating system that runs on Sun Microsystems and Intel hardware. The system runs on an Oracle database and uses a data repository consisting of a massively parallel storage solution provided by EMC, a leading supplier of enterprise-wide intelligent storage and retrieval technology.

         ORDER ENTRY AND CUSTOMER SERVICE SYSTEM. We have implemented order entry, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available licensed technologies. The Company's current strategy is to focus its development efforts on creating and enhancing the specialized, proprietary software that is unique to its business and to license commercially developed technology for other applications where available and appropriate. Our Internet-based system provides the Company with many advantages, including giving us significant flexibility in implementing marketing programs and other promotions, allowing quick implementation of affiliate programs, permitting us to establish call center operations in foreign countries to support our international operations and enabling us to reduce costs in our print media business.

BUSINESS OPERATIONS

         MERCHANT AGREEMENTS. We enter into agreements with merchants who supply the products and services offered in our business-to-consumer and business-to-business segments. Under merchant contracts, we earn fees based on percentages of revenues generated by sales or placement fees for inclusion of the merchant's products in SkyMall programs. Participating merchants agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out-of-stock. Generally, our agreements with participating merchants provide that prices for products be honored by merchants as long as the Company receives orders for them. The agreements typically have an initial term of a single quarterly catalog and automatically renew thereafter for successive catalog editions. The merchants typically agree to indemnify the Company for any losses associated with injuries caused to customers from the use of such merchant's products, to carry product liability insurance that names SkyMall as an additional insured, and to indemnify the Company against claims that their products infringe on the intellectual property rights of third parties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" and "RECENTLY ISSUED ACCOUNTING STANDARDS."

         AFFILIATE AGREEMENTS. We enter into agreements with affiliates who offer our products and services to their customers. Under our affiliate agreements, we typically pay a commission based on net merchandise sales attributable to purchases made by consumers who purchase products and services from SkyMall vis-a-vis these affiliate channels. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

         ORDER PROCESSING, CUSTOMER SERVICE AND FULFILLMENT. We maintain no significant inventory. Therefore, once we receive a customer's order, we transmit it to the appropriate merchant who ships the merchandise directly to the customer. Although expedited service is available, most orders are delivered to customers within 7-to-10 days. The Company's average order size is approximately $115. Our customer service representatives are given incentives for increasing order size. We outsource part of our call volume during peak order times.

REGULATION

         Our operations are subject to various federal, state and local laws and regulations, including state sales tax laws and various Federal Trade Commission regulations governing the sale of merchandise by mail. The Federal Trade Commission regulations applicable to our operations impose various requirements on the processing of customer orders, including shipping deadlines, delay notices, order cancellations and refunds. Our subsidiary, Durham & Company, operates a small manufacturing facility where it manufacturers recognition jewelry and related products. These operations involve certain hazardous chemicals that are used in the manufacturing process and are subject to various federal, state and local environmental laws and regulations.

EMPLOYEES

         At March 27, 2000, the Company had 324 employees. The Company makes significant use of temporary and part-time employees to process orders during the fourth quarter of each year. The Company believes it has good relations with its employees.

         The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

TRADEMARKS AND TRADE NAMES

         SkyMall(R) is a registered trademark of the Company and skymall.com(TM) is a trademark of the Company. The loss of such trademarks could have a material adverse effect on the Company. In addition, the Company uses a number of other trademarks and trade names in its business, none of which the Company believes are material to its overall operations.

ITEM 2.  PROPERTIES

         Our executive offices are located in Phoenix, Arizona, where we lease approximately seven acres of land under long-term leases expiring in 2012, with an option to extend to 2062. We own the improvements to this land, which include offices, storage facilities and a small retail shopping center, consisting of an aggregate of approximately 50,000 square feet. We also lease approximately 12,000 square feet of office space in New York City, under a lease which expires in December 2000, for the operations of our subsidiary, skymall.com, inc. Our logo merchandise subsidiary, Durham & Company, leases approximately 18,000 square feet of space in an industrial park in Tempe, Arizona, under a lease expiring in 2002, where it houses a small warehouse and manufacturing facility. Our subsidiary, Disc Publishing, Inc., leases approximately 2,800 square feet of office space in Orem, Utah under a lease expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

         On May 13, 1998, Kathy Jordan, a purchaser of products through a SkyMall catalog in March 1998, filed an action in the District Court of Cherokee County, Oklahoma, styled as Kathy Jordan, Plaintiff v. SkyMall, Inc. a corporation, and John Doe(s), et al., Defendants, which is designated as Case No. CJ-98-208. Plaintiff alleged that SkyMall improperly collected from her certain state and local taxes relating to her purchase. Plaintiff brought the action on behalf of herself and a class of persons in the United States similarly situated. She alleged causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgment, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. While the Company believed Ms. Jordan's claims were substantially without merit, in order to minimize overall litigation risks and ongoing litigation costs, and to reduce the management time and attention required to be devoted to this matter, the Company entered into a Settlement Agreement with Plaintiff and the alleged class. The agreement received final court approval on October 14, 1999. As a part of the agreement, the Company has agreed, among other things, to offer discounts during 2000 to SkyMall customers who purchased merchandise from the Company prior to December 31, 1998. The agreement also calls for SkyMall to issue to Plaintiff's attorneys approximately 65,000 shares of common stock valued at $600,000 and $100,000 cash. The Company recorded a reserve for this settlement amount and the related expenses in the second quarter of 1999 in the amount of $1.436 million, representing approximately $700,000 payable to Plaintiff's attorneys in stock and cash, $356,000 in anticipated customer discounts associated with the offer to customers and $380,000 in professional fees incurred.

         On January 29, 1999, a securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and principal shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall has filed a Motion to Dismiss. SkyMall believes that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit.

         On November 22, 1999, RGC International Investors, LDC, the parent company of Rose Glen Capital Management, filed a complaint in the Court of Chancery New Castle County Delaware, Cause Number 17600 NC, RGC International Investors, LDC v. SkyMall, Inc. RGC alleges that the Company was required to close on a transaction for an equity investment in SkyMall. The Company has filed a Petition for Removal to move the case to Delaware Federal Court, and has filed a motion for dismiss on the basis that the complaint fails to state a claim upon which relief can be granted. SkyMall believes that the allegations against it are substantially without merit and intends to vigorously defend this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         SkyMall's common stock is traded on the Nasdaq Stock Market's National Market under the symbol "SKYM". The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock for the two most recent fiscal years as reported on Nasdaq. As of March 27, 2000, the closing sale price for SkyMall's common stock was $7.125 per share. On that date, there were 168 holders of record of SkyMall's Common Stock. This figure does not reflect beneficial stockholders whose shares are held in nominee names.

         YEAR ENDED 1999                   HIGH               LOW

         1st Quarter                      $27.125           $11.375
         2nd Quarter                      $23.125           $ 9.000
         3rd Quarter                      $12.625           $ 5.500
         4th Quarter                      $13.125           $ 5.250

         YEAR ENDED 1998                   HIGH               LOW

         1st Quarter                      $ 5.375           $ 4.000
         2nd Quarter                      $ 7.500           $ 4.000
         3rd Quarter                      $ 5.625           $ 2.250
         4th Quarter                      $48.000           $ 1.875

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

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL AND OPERATING DATA

           (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OPERATING DATA)

         The selected financial data as of and for each of the five years ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                  1999           1998           1997           1996            1995
                                              -----------     -----------    -----------    -----------     -----------
STATEMENT OF OPERATIONS DATA:

Merchandise sales, net                        $    60,880     $    49,320    $    42,844    $    30,978     $    26,883
Placement fees and other                           18,061          22,722         23,532         14,921          19,128
                                              -----------     -----------    -----------    -----------     -----------
     Total revenues                                78,941          72,042         66,376         45,899          46,011

Cost of goods sold                                 46,422          39,292         40,657         26,471          27,494
                                              -----------     -----------    -----------    -----------     -----------
     Gross Margin                                  32,519          32,750         25,719         19,428          18,517
                                              -----------     -----------    -----------    -----------     -----------
Media expenses                                     13,587          11,353          9,082          7,670           9,532
Selling expenses                                    4,482           3,474          3,450          2,476           2,229
Customer service and fulfillment expenses           7,123           5,567          4,438          2,823           2,136
General and administrative expenses                32,149           8,767          6,340          3,340           3,112
                                              -----------     -----------    -----------    -----------     -----------
     Total operating expenses                      57,341          29,161         23,310         16,309          17,009
                                              -----------     -----------    -----------    -----------     -----------
Income (loss) from operations                     (24,822)          3,589          2,409          3,119           1,508

Interest and other income (expense), net             (231)            404            462           (651)           (750)
                                              -----------     -----------    -----------    -----------     -----------
Income (loss) before income taxes                 (25,053)          3,993          2,871          2,468             758

Provision (benefit) for income  taxes                (913)          1,707            300            280               0
                                              -----------     -----------    -----------    -----------     -----------
Net income (loss)                                 (24,140)          2,286          2,571          2,188             758

Preferred stock dividends                               0               0              0             77               0
                                              -----------     -----------    -----------    -----------     -----------
Net income (loss) available for
     common  shares                           $   (24,140)          2,286          2,571          2,111             758
                                              ===========     ===========    ===========    ===========     ===========
Diluted net income (loss) per common share    $     (2.60)    $       .27    $       .30    $       .38     $       .14
                                              ===========     ===========    ===========    ===========     ===========
Diluted weighted average shares outstanding     9,271,330       8,602,177      8,675,803      5,599,443       5,431,337
                                              ===========     ===========    ===========    ===========     ===========

SELECTED OPERATING DATA (UNAUDITED):

Number of domestic enplanements
     (in 000's)(1)                                699,896         604,169        579,822        530,661         498,611
Domestic enplanement percentage (2)                   71%             68%            70%            63%             64%
Revenue per passenger enplanement (3)         $      0.12     $      0.12    $      0.11    $      0.09     $      0.08
Number of airlines at end of period (4)                18              16             16             15              20
Number of catalogs produced (in 000's) (5)         17,015          17,973         16,933         15,729          17,162
Average number of pages per catalog (6)               197             192            168            148             137
Revenue per catalog produced (7)              $      3.58     $      2.74    $      2.53    $      1.97     $      1.57
Revenue per page printed (8)                  $     0.018     $     0.014    $     0.015    $     0.013     $     0.011

BALANCE SHEET DATA:

Cash and cash equivalents                     $    16,060     $     7,951    $     9,412    $    11,491     $       775
Working capital (deficit)                           3,795           5,007          6,050          6,692          (4,734)
Total assets                                       50,249          31,925         26,634         19,721           4,726
Long-term debt                                      5,190             242             66            139          10,818
Shareholders' equity (deficit)                $    15,618     $    14,234    $    10,307    $     8,601     $   (15,033)



(1) Approximate number of revenue passengers flown on scheduled domestic airlines in the given period.
(2) Approximate number of passenger enplanements on domestic airlines that carried the SkyMall catalogs during the period as a percentage of total domestic passenger enplanements in the period by all scheduled domestic airlines.
(3) Revenue per passenger enplanement is net merchandise sales from all Company programs for the period divided by the approximate number of domestic enplanements during the period on all scheduled domestic airlines that carried the SkyMall catalogs.
(4) Represents the number of airlines at end of period with which the Company had an agreement to carry the SkyMall catalogs. During the year ended December 31, 1996, the Company eliminated unprofitable circulation of the SkyMall catalogs by eliminating routes on certain airlines and terminating agreements with certain smaller regional airlines.
(5) Represents the number of SkyMall catalogs produced by the Company during the period for distribution to airlines.
(6) Represents the average number of pages in the SkyMall catalogs during the period.
(7) Represents net merchandise sales from all Company programs for the period divided by the number of SkyMall catalogs produced by the Company during the period.
(8) Represents net merchandise sales from all Company programs for the period divided by the result of the number of SkyMall catalogs produced multiplied by the average number of pages per catalog during the period.


         In September 1999, the Company completed a merger with Disc Publishing, Inc. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, the 1999 and 1998 Selected Financial and Operating Data has been restated to include the combined financial results of SkyMall and Disc Publishing, which was formed in 1998.

         Certain reclassifications have been made to the 1998, 1997, 1996 and 1995 Selected Financial and Operating Data to conform with the 1999 presentation. Shipping costs which were previously netted against shipping revenue and recorded in placement fees and other revenue have been reclassified from placement fees and other revenue to cost of goods sold. Shipping revenue is included in placement fees and other revenue.

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

RESULTS OF OPERATIONS

         REVENUES
                                               (In thousands)
                           -----------------------------------------------------
                             1999     % Change     1998    % Change      1997
                             ----     --------     ----    --------      ----

Merchandise sales, net      $60,880     23.4%     $49,320    15.1%     $42,844
Placement fees and other    $18,061    (20.5)%    $22,722    (3.4)%    $23,532
Total revenues              $78,941      9.6%     $72,042     8.5%     $66,376


         Net merchandise sales are composed of the selling price of merchandise and services sold by the Company, net of returns. Growth in net merchandise sales in 1999 and 1998 reflects an increase in business-to-business sales of $7.8 million and $1.1 million, respectively, and business-to-consumer sales of $3.8 million and $5.3 million, respectively. Growth in business-to-business net merchandise sales in 1999 and 1998 include net merchandise sales from business acquisitions of $3.9 million and $1.1 million, respectively. Placement fees and other are composed of fees paid by participating merchants to include their products or advertisements in the Company's print and electronic media, outbound shipping charges to customers and other revenues. The increase and decrease in placement fees and other revenues in 1999 and 1998 reflects changes in the mix of agreements with merchants between variable compensation agreements and fixed placement fees. During 1999, the Company offered certain free shipping promotions which contributed to the decrease in placement fees and other revenues.

         GROSS MARGIN
                                               (In thousands)
                           -----------------------------------------------------
                             1999     % Change     1998    % Change      1997
                             ----     --------     ----    --------      ----

Gross margin               $32,519     (0.7)%    $32,750     27.3%     $25,719
Gross margin percentage      41.2%                 45.5%                 38.7%

         Gross margin consists of revenues less the cost of goods sold, which consists of the cost of merchandise sold to customers as well as outbound and inbound shipping costs. Gross margin remained level in absolute dollars while the gross margin percentage declined in 1999 reflecting the effect of the mix of merchant agreements between variable compensation agreements and fixed placement fees, lower margin agreements to increase certain business-to-business initiatives and free shipping promotions offered in 1999. Gross margin increased in absolute dollars and as a percentage of sales in 1998 reflecting the Company's increased sales volume and the effect of the mix of merchant agreements between variable compensation agreements and fixed placement fees.

         OPERATING EXPENSES

                                               (In thousands)
                           -----------------------------------------------------
                               1999   % Change     1998    % Change      1997
                               ----   --------     ----    --------      ----

Media expenses               $13,587    19.7%    $11,353     25.0%      $9,082
Selling expenses             $ 4,482    29.0%    $ 3,474      0.7%      $3,450
Customer service and
  fulfilllment expenses      $ 7,123    28.0%    $ 5,567     25.4%      $4,438
General and administrative
  expenses                   $32,149   266.7%    $ 8,767     38.2%      $6,340


         Media expenses consist of the cost to produce and distribute our in-flight print catalogs and CD-ROM. The media expenses increase in 1999 and 1998 primarily reflects the increase in the average pages per catalog, circulation, paper costs and catalog production costs. Included in the 1999 increase are incremental costs associated with the acquisition of Disc Publishing.

         Selling expenses consist primarily of commissions paid to marketing partners and are variable in nature. The increase in selling expenses in 1999 reflects the increased sales volume and addition of marketing partners. Selling expense remained level in absolute dollars in 1998.

         Customer service and fulfillment expenses consist of costs to maintain a full-service customer contact and order fulfillment center. Customer service and fulfillment increase in 1999 and 1998 reflected the increase of management and call center personnel along with outsourcing solutions and other expenditures designed to improve the Company's customer service levels.

         General and administrative expenses consist primarily of department expenses, except customer service and fulfillment expenses, including payroll and related costs, professional fees, marketing, information technology and general corporate expenses. The 1999 increase in general and administrative expenses reflected increases in the following areas: $6.3 million in marketing efforts; $6.3 million in information technology development and support; $1.6 million in additional expenses associated with acquired entities; $1.3 million in depreciation primarily due to investments in information technology; $2.0 million in legal costs including legal settlements; $1.2 million in salaries associated with the hiring of additional personnel in the remaining general and administrative departments; and $4.7 million in other general and administrative expenses related to the Company's business initiatives. The 1998 increase is due primarily to the addition of management personnel and other infrastructure investments to support business initiatives.

         INTEREST EXPENSE

                                               (In thousands)
                           -----------------------------------------------------
                             1999     % Change     1998    % Change      1997
                             ----     --------     ----    --------      ----

Interest expense             $283        784%       $32      (68)%       $99


         Interest expense consists of interest paid on the various debt obligations of the Company. Interest expense increase in 1999 is a result of additional borrowings, primarily from the Company's revolving line of credit.

         INTEREST AND OTHER INCOME

                                               (In thousands)
                           -----------------------------------------------------
                             1999     % Change     1998    % Change      1997
                             ----     --------     ----    --------      ----

Interest and other income    $52        (88)%      $436      (22)%       $561


         Interest income and other consists primarily of interest income on cash and marketable securities. Interest income decreased in 1999 and 1998 due to lower investment balances resulting from funding the Company's business initiatives.

         INCOME TAXES

                                               (In thousands)
                           -----------------------------------------------------
                             1999     % Change     1998    % Change      1997
                             ----     --------     ----    --------      ----

Provision (benefit) for
  income taxes              $(913)      (153)%    $1,707      469%       $300


         The income tax benefit for 1999 is due to operating losses for income tax purposes which are available to carryback and apply against prior years taxable income resulting in an income tax refund. The tax provision increase in 1998 is a result of certain timing differences in 1997 resulting in a lower tax provision in 1997. The Company has approximately $20.6 million of federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company's cash balance was $16 million compared to $8 million at December 31, 1998.

         Cash used in operating activities in 1999 of $13.3 million was primarily attributable to the net loss and increase in assets offset by non-cash expenses and the increase in accounts payable and accrued liabilities. Cash provided by operating activities in 1998 and 1997 of $4.1 million and $2.6 million, respectively, was primarily attributable to net income and non-cash expenses.

         Cash used in investing activities of $8.8 million, $6.1 million and $2.8 million for 1999, 1998 and 1997, respectively, was due to the purchase of property and equipment and business combinations.

         Cash provided by financing activities of $30.3 million in 1999 resulted from the issuance of $25.3 million in common and convertible preferred stock, including private placement offerings and the exercise of stock options and warrants, and borrowings on a revolving line of credit of $7.5 million offset by long-term debt repayments of $2.5 million. Cash provided by financing activities of $555,000 in 1998 resulted from the issuance of $742,000 in common stock from the exercise of stock options and warrants and long-term debt borrowings offset by $187,000 in treasury stock purchases and long-term debt repayments. Cash used in financing activities of $1.9 million in 1997 resulted from $865,000 in treasury stock purchases and $1 million in long-term debt repayments.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

         At December 31, 1999, the Company had net working capital of $3.8 million and cash and cash equivalents of $16.1 million. On June 30, 1999, the Company secured a $10 million revolving line of credit at a bank, under the terms of which $5 million was immediately available and the remaining $5 million was to become available, subject to certain conditions, upon the Company raising a minimum of $15 million in subordinated debt and/or equity. In the fourth quarter of 1999, the Company raised approximately $25 million in a series of private equity transactions, resulting in the entire $10 million being available to the Company under such credit line. As of March 27, 2000, a total of $9.4 million had been drawn on the line of credit, with $600,000 available for borrowing by the Company.

         On November 4, 1999, the Company completed a private placement of approximately $8 million in shares of the Company's common stock and warrants to purchase additional shares of common stock (the "November Private Offering"). In December 1999, the Company completed two additional private placements, the first for approximately $9.1 million in shares of Series A Junior Convertible Preferred Stock ("Series A Preferred") of the Company (the "Series A Private Offering") and the second for approximately $8 million in shares of Series B Junior Convertible Preferred Stock ("Series B Preferred") of the Company (the "Series B Private Offering"). The shares of Series A and Series B Convertible Preferred Stock were automatically convertible into shares of common stock upon approval by the Company's shareholders. On March 10, 2000, the Company held a special meeting of shareholders and received approval from the shareholders to convert the Series A and Series B Preferred into 1,304,571 and 1,142,857 shares of common stock, respectively. The accompanying consolidated financial statements have been adjusted to reflect the conversion of the Series A and Series B Preferred into common stock as of December 31, 1999. The funds received from the Series A and Series B Private Offering will be used primarily to fund SkyMall's on-going e-commerce initiatives. See Part II, Item 2, "CHANGES IN SECURITIES AND USE OF PROCEEDS" for complete details regarding the Private
Offerings. The funds received from the Private Offerings will be used for working capital purposes. The Company plans to finance its working capital needs and capital expenditures through a combination of funds from operations, its existing bank line of credit and by securing additional financing resources through the issuance of debt and/or equity securities. There can be no assurance that the Company will be able to secure additional financing to meet its working capital needs or to secure such financing on terms favorable to the Company. A failure to secure such financing may be detrimental to the Company and cause it to reduce or eliminate its growth initiatives. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

CHANGES IN SECURITIES AND USE OF PROCEEDS

         1996 PRIVATE PLACEMENT. In October 1996, the Company issued 180,000 warrants to purchase common stock of the Company to preferred shareholders in a private placement, at an exercise price of $8.00 per share (the "Pre-IPO Warrants"). During fiscal 1998, 20,400 of the Pre-IPO Warrants had been exercised, resulting in net proceeds to the Company for fiscal 1998 of $163,200. In 1999, 145,800 of the Pre-IPO Warrants were exercised, resulting in net proceeds to the Company of $1,166,400. In December 1999, the remaining 13,800 warrants, which were unexercised expired and all of such unexercised warrants were cancelled. All of such proceeds received upon exercise of the Pre-IPO Warrants were designated for general corporate purposes. The shares issued upon exercise of the Pre-IPO Warrants were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

         SHAREHOLDER RIGHTS PLAN. In September 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan") designed to deter coercive or unfair takeover tactics and to prevent a person or group from gaining control of the Company without offering a fair price to all stockholders. Under the terms of the Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock outstanding was made to holders of record on October 15, 1999. These Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series R Preferred Stock ("Preferred Stock") at an exercise price of $65 per one one-hundredth of a share. The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 15% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 15% or more of such outstanding shares of common stock. The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights will expire on October 15, 2009, unless redeemed earlier by the Company or exchanged for common stock. Under certain circumstances, if a person or group acquires 15% or more of the Company's common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit stockholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

         DISC PUBLISHING, INC. ACQUISITION. In September 1999, the Company completed a merger with Disc Publishing, Inc. SkyMall issued 280,555 shares of its common stock in exchange for all of the outstanding common stock of Disc
Publishing based on a merger exchange ratio of 2.8 shares of the Company's common stock for each share of Disc Publishing common stock. The issuance of shares of the Company's common stock in exchange for Disc Publishing common stock was completed in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

         NOVEMBER 1999 PRIVATE PLACEMENT. In November 1999, the Company completed a private placement of approximately $8 million in shares of the Company's common stock and warrants to purchase additional shares of common stock pursuant to a Stock and Warrant Purchase Agreement dated as of November 2, 1999 (the "November 1999 Private Offering"). A total of 1,142,885 shares of common stock were issued at a purchase price of $7.00 per share, together with warrants to purchase an additional 571,444 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's common stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of approximately 129,136 warrants to purchase shares of the Company's common stock were issued to the placement agents in the Private Offering, with exercise prices ranging from $8.10 to $9.12 per share. The funds received from the November 1999 Private Offering will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The common stock and warrants issued in the November 1999 Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

         DECEMBER 1999 PRIVATE PLACEMENT OF SERIES A JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $9 million in shares of the Company's Series A Junior Convertible Preferred Stock (the "Series A Preferred") and warrants to purchase additional shares of common stock (the "Series A Private Offering") pursuant to a Stock and Warrant Purchase Agreement dated as of December 20, 1999 (the "December 20, 1999 Agreement"). A total of 91,320 shares of Series A Preferred were issued to investors, together with warrants to purchase an additional 652,289 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of 200,742 warrants to purchase shares of the Company's common stock were issued to the placement agents in the Series A Private Offering, with exercise prices ranging from $7.00 to $9.12 per share. The funds received from the Series A Private Offering will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The Series A Preferred and warrants issued in the Series A Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

         Pursuant to the terms of the December 20, 1999 Agreement, at the close of business on March 10, 2000, all shares of Series A Preferred were automatically converted into 1,304,571 shares of common stock of the Company upon receipt of shareholder approval of such conversion at a Special Meeting of Shareholders held on March 10, 2000. The resale of the shares of common stock issued upon conversion of the Series A Preferred and the shares of common stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933, as amended. The consolidated financial statements have been adjusted to reflect the conversion of the Series A Preferred into common stock as of December 31, 1999.

         DECEMBER 1999 PRIVATE PLACEMENT OF SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $8 million in shares of the Company's Series B Junior Convertible Preferred Stock (the "Series B Preferred") and warrants to purchase additional shares of common stock (the "Series B Private Offering") pursuant to a Stock and Warrant Purchase Agreement dated as of December 30, 1999 (the "December 30, 1999 Agreement"). A total of 80,000 shares of Series B Preferred were issued to investors, together with warrants to purchase an additional 571,429 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of 34,286 warrants to purchase shares of the Company's common stock were issued to the placement agent in the Series B Private Offering, with an exercise price of $7.00 per share. The funds received from the Series B Private Offering will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The Series B Preferred and warrants issued in the Series B Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

         Pursuant to the terms of the December 30, 1999 Agreement, at the close of business on March 10, 2000, all shares of Series B Preferred were automatically converted into 1,142,857 shares of common stock of the Company upon receipt of shareholder approval of such conversion at a Special Meeting of Shareholders held on March 10, 2000. The resale of the shares of common stock issued upon conversion of the Series B Preferred and the shares of common stock issuable upon exercise of the warrants issued to investors and the placement agents in the December 30, 1999 private placement have been registered under the Securities Act of 1933, as amended. The consolidated financial statements have been adjusted to reflect the conversion of the Series B Preferred into common stock as of December 31, 1999.

         ADDITIONAL WARRANT ISSUANCES.

         RYAN, BECK & CO., INC. In June 1999, the Company entered into an agreement with Ryan, Beck & Co., Inc. for financial advisory services. Pursuant to such agreement, the Company issued warrants (the "Ryan Beck Advisor Warrants") to acquire up to 25,000 shares of common stock of the Company. The Ryan Beck Advisor Warrants are exercisable for three years at an exercise price of $9.31 per share. The funds received, if any, upon exercise of the Ryan Beck Advisor Warrants will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The issuance of the Ryan Beck Advisor Warrants was exempt under Section 4(2) of the Securities Act of 1933, as amended. The resale of the shares of common stock issuable upon exercise of the Ryan Beck Advisor Warrants has been registered under the Securities Act of 1933, as amended.

         DURHAM NOTE CONVERSION. In connection with the 1998 acquisition of Durham & Company, the Company issued a note in the amount of $200,000 to Mr. and Mrs. Durham (the "Durham Note"). In November 1999, the parties converted the Durham Note into common stock and warrants of the Company. Pursuant to such conversion, a total of 28,838 shares of common stock were issued upon conversion of the Durham Note, together with warrants to purchase an additional 14,420 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's common stock trades over $12 per share for twenty consecutive trading days. The funds received, if any, upon exercise of the warrants will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The common stock and warrants issued upon conversion of the Durham Note were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended. The resale of the shares of common stock issued upon conversion of the Durham Note and the shares of common stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933, as amended.

         GENESIS SELECT. In December 1999, the Company entered into an agreement with Genesis Select for investor relations advisory services. Pursuant to such agreement, the Company issued warrants (the "Genesis Warrants") to acquire up to 50,000 shares of common stock of the Company. The Genesis Warrants are exercisable for three years at an exercise prices ranging from $8.19 to $14.40 per share. The funds received, if any, upon exercise of the Genesis Warrants will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The issuance of the Genesis Warrants was exempt under Section 4(2) of the Securities Act of 1933, as amended. The resale of the shares of common stock issuable upon exercise of the Genesis Warrants has been registered under the Securities Act of 1933, as amended.

         WAND PARTNERS INC. Pursuant to the December 30, 1999 Agreement and in connection with the December 30, 1999 private placement, Wand Partners Inc. rendered advisory services in connection with the transactions contemplated by the December 30, 1999 Agreement. Pursuant to such agreement, the Company issued warrants to Wand Partners Inc. to acquire up to 250,000 shares of common stock of the Company (the "Wand Partners Warrants"). The Wand Partners Warrants are exercisable for three years at an exercise price of $8.00 per share. The funds received, if any, upon exercise of the Wand Partners Warrants will be used primarily to fund SkyMall's on-going e-commerce initiatives and working capital requirements. The issuance of the Wand Partners Warrants was exempt under
Section 4(2) of the Securities Act of 1933, as amended. The resale of the shares of common stock issuable upon exercise of the Wand Partners Warrants has been registered under the Securities Act of 1933, as amended.

FLUCTUATION IN QUARTERLY RESULTS

         The Company's operating results may fluctuate from period-to-period as a result of the seasonal nature of the retail industry. The Company typically recognizes its highest sales levels during the fourth quarter, and during 1999 the fourth quarter accounted for approximately 42% of the Company's annual net merchandise sales.

         The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 1999 and 1998.

                                          YEAR ENDED                             YEAR ENDED
                           -------------------------------------   -------------------------------------
                           1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR
                           -------   -------   -------   -------   -------   -------   -------   -------
Merchandise sales, net     $ 9,818   $12,928   $12,464   $25,670   $ 9,234   $10,131   $ 9,657   $20,298
Placement fees and other     4,361     4,304     3,931     5,465     4,990     4,960     5,143     7,629
                           -------   -------   -------   -------   -------   -------   -------   -------
Total revenues              14,179    17,232    16,395    31,135    14,224    15,091    14,800    27,927
                           -------   -------   -------   -------   -------   -------   -------   -------
Gross margin                 6,668     7,219     7,183    11,449     6,355     6,639     7,225    12,531
                           -------   -------   -------   -------   -------   -------   -------   -------

                                          YEAR ENDED                             YEAR ENDED
                           -------------------------------------   -------------------------------------
                           1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR
                           -------   -------   -------   -------   -------   -------   -------   -------
Media expenses               2,602     2,536     3,675     4,774     2,663     2,717     2,723     3,250
Selling expenses               834     1,136     1,220     1,292       864       821       816       973
Customer service and
  fulfillment expenses       1,798     1,479     1,551     2,295     1,099       912       940     2,616
General and
  administrative
  expenses                   5,033    10,015     7,134     9,967     1,761     1,939     2,223     2,844
                           -------   -------   -------   -------   -------   -------   -------   -------
Total operating expenses    10,267    15,166    13,580    18,328     6,387     6,389     6,702     9,683
                           -------   -------   -------   -------   -------   -------   -------   -------
Income (loss) from
  operations               $(3,599)  $(7,947)  $(6,397)  $(6,879)  $   (32)  $   250   $   523   $ 2,848
                           =======   =======   =======   =======   =======   =======   =======   =======

         In September 1999, the Company completed a merger with Disc Publishing, Inc. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, the 1999 and 1998 quarterly operating results have been restated to include the combined financial results of SkyMall and Disc Publishing, which was formed in 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for
Derivative  Instruments  and  Hedging  Activities.  This  statement  establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued SFAS 137
- Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company capitalized costs of $5.5 million in 1999.

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

         The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Revenue and expenses recognized from barter transactions were approximately $370,000 in 1999. Prior to 1999, barter transactions were not significant.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. The issuance of SAB No. 101 did not have a material impact on the revenue recognition method of the Company.

SEGMENT DISCLOSURE

         The Company is an integrated e-commerce specialty retailer that provides a vast selection of premium-quality products and services to consumers from a wide variety of merchants and partners. The Company's operations are classified into two reportable business segments: business-to-consumer and business-to-business. Business initiatives for the Company's two reportable segments are managed separately while support functions are combined.

         The business-to-consumer segment provides retail merchandise service through its in-flight catalogs placed in the domestic and international airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty catalogs, workplace catalogs, CD-ROM, DVD and the Company's Web sites. Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web sites. All periods presented have been adjusted to reflect the new reportable business segments.

         The Company evaluates the performance of its segments based on revenues and gross margins. Operating expenses are included with corporate expenses and are not allocated to the business segments. The accounting policies of the reportable segments are the same as those used in the consolidated financial statements and described in the notes to consolidated financial statements. Inter-segment transactions are not significant.

         Revenues and gross margins for the business segments are provided in the notes to consolidated financial statements filed herewith.

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

         WE REPORTED LOSSES IN FISCAL 1999 AND MAY NOT BE PROFITABLE IN THE FUTURE. While we have been profitable in the past, we incurred a net loss of $24,140,000 for the fiscal year ended December 31, 1999. We expect to experience fluctuations in our future operating results due to a variety of factors, many of which are outside the Company's control, including the following:

         o     the demand for our products and services,
         o     the level of competition in the merchants we serve,
         o     our  success  in  maintaining  and  expanding  our   distribution
               channels,
         o our success in attracting and retaining motivated and qualified personnel,
         o our ability to expand into existing and new domestic, as well as international markets,
         o     our development and marketing of new products and services,
         o     our ability to control costs, and
         o     general economic conditions.

Our operating results will be materially and adversely affected if we do not successfully address these and other risks.

         WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL. Our existing line of credit is not sufficient to permit the Company to fully implement its business plan. In order to fully implement our growth strategy, we will need to raise additional capital from third parties or otherwise secure additional financing for the Company. There can be no assurance that the Company will be able to successfully raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to the Company. To the extent we are unable to raise sufficient additional capital or secure other financing, this could have a material adverse effect on the Company and we may be unable to fully implement our planned growth strategy.

         OUR BUSINESS MAY NOT GROW IN THE FUTURE. Since our inception, we have rapidly expanded our operations, growing from total revenues of $200,000 in 1990 to total revenues of $78.9 million in 1999. Our continued future growth will depend to a significant degree on our ability to increase revenues from our existing businesses, maintain existing channel partner relationships and develop new channel partner relationships, expand our product and content offering to consumers, while maintaining adequate gross margins, and implement other programs that increase the circulation of the SkyMall print catalogs and generate traffic for our e-commerce programs. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including:

         o our ability to select products that appeal to our customer base and effectively market them to our target audience,
         o sustained or increased levels of airline travel, particularly in domestic airline markets,
         o     increasing adoption by consumers of the Internet for shopping,
         o the continued perception by participating merchants that we offer an effective marketing channel for their products and services, and
         o our ability to attract, train and retain qualified employees and management.

There can be no assurance that we will be able to successfully implement our growth strategy.

         OUR FUTURE GROWTH IS IN PART DEPENDENT UPON THE CONTINUED GROWTH OF THE ELECTRONIC COMMERCE MARKET. The market for the sale of products and services over the Internet is a new and rapidly evolving market. Our future growth strategy is partially dependent upon the widespread acceptance and use of online services as an avenue for retail purchases. There is no assurance that consumers will continue to make purchases over the Internet in the future. In order for us to grow our online customer base, we will need to attract purchasers who have historically relied upon traditional venues for making their retail purchases. If use of online services does not continue to grow as expected, or if the technological infrastructure for the Internet is unable to effectively support its growing use, our growth strategy, business and financial condition may be materially adversely affected.

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

         OUR PLANS FOR INTERNATIONAL OPERATIONS POSE ADDITIONAL RISKS. We have limited experience in selling our products and services internationally. International operations place additional burdens upon our management, personnel and financial resources and may cause the Company to incur losses. We also face different and additional competition in these international markets. In addition, international operations have certain unique risks, such as regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability and potentially adverse tax implications. To the extent we operate or expand our business internationally, we also are subject to risks associated with international monetary exchange fluctuations. Any one of these risks could affect our international operations, as well as have a material adverse impact upon our overall business operations, growth and financial condition.

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

         DEPENDENCE ON CHANNEL RELATIONSHIPS. Our business depends significantly on our relationships with the airlines, affiliate Web sites, hotels and other channel partners. Some of our agreements with our channel partners are short-term allowing the partner to terminate the relationship on 60-to-180 days' advance notice. There is no assurance that our channel partners will continue their relationships with us, and the loss of one or more of our significant channel partners could have a material adverse effect on our business, prospects, financial condition and results of operations.

         WE MAY BE UNABLE TO MAINTAIN HISTORICAL MARGIN LEVELS. We may be unable to increase or maintain our gross margins at historical levels, particularly for our electronic commerce initiatives. As competition in online shopping intensifies, our merchant participants may be unable or unwilling to participate in our programs when more favorable economic arrangements may be available from other third parties. Although many of our merchants have participated with us for several years, most of our relationships are short-term and may be re-negotiated by the merchant every 90 days. To the extent our gross margins decline from historical levels, our business, financial condition and results of operations may be adversely affected.

         WE FACE CREDIT RISKS. Some participating merchants agree to pay a placement fee to us for including their merchandise in our programs. We record an account receivable from the merchant for the placement fee. In some cases, we collect the placement fee either from the merchant or by withholding it from amounts due to the merchant for merchandise sold. To the extent that the placement fee receivable exceeds the sales of the merchant's products and the merchant is unable or unwilling to pay the difference to us, we may experience credit losses, which could have a material adverse effect on our business, financial condition and results of operations.

         WE ARE VULNERABLE TO INCREASES IN PAPER COSTS AND AIRLINE FUEL PRICES. The cost of paper used to print our catalogs and the fees paid to airlines to reimburse them for the increased fuel costs associated with carrying our catalogs are significant expenses of our operations. Historically, paper and airline fuel prices have fluctuated significantly from time to time. Prices in the paper market can and often do change dramatically over a short period of time. Any significant increases in paper or airline fuel costs that we must pay could have a material adverse effect on our business, financial condition and results of operations.

         OUR INFORMATION AND TELECOMMUNICATIONS SYSTEMS MAY FAIL OR BE INADEQUATE. We process a large volume of relatively small orders. Consequently, our success depends to a significant degree on the effective operation of our information and telecommunications systems. These systems could fail for unanticipated reasons or they may be inadequate to process any increase in our sales volume that may occur. Any extended failure of our information and telecommunications systems could have a material adverse effect on our business, financial condition and results of operations.

         WE FACE RISKS ASSOCIATED WITH ONLINE SECURITY BREACHES OR FAILURES. In order to successfully make sales over the Internet, it is necessary that we can ensure the secure transmission of confidential customer information over public telecommunications networks. We employ certain technology in order to protect such information, including customer credit card information. However, there is no assurance that such information will not be intercepted illegally. Advances in cryptography or other developments that could compromise the security of confidential customer information could have a direct negative impact upon our electronic commerce business. In addition, the perception by consumers that making purchases over the Internet is not secure, even if unfounded, may mean that fewer consumers are likely to make purchases through that medium. Finally, any breach in security, whether or not a result of our acts or omissions, may cause us to be the subject of litigation, which could be very time-consuming and expensive to defend.

         WE MAY NOT BE ABLE TO ADAPT TO RAPIDLY CHANGING TECHNOLOGIES OR WE MAY INCUR SIGNIFICANT COSTS IN DOING SO. The Internet is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. As a result of the rapidly changing nature of the Internet business, we may be subject to risks, now and in the future, of which we are not currently aware. To be successful, we must adapt to our rapidly evolving market by continually enhancing our products and services and introducing new products and services to address our customers' changing and increasingly sophisticated requirements. We may use new technologies ineffectively or we may fail to adapt our e-commerce transaction-processing systems and infrastructure to meet customer requirements, competitive pressures, or emerging industry standards. We could incur substantial costs if we need to modify our services or infrastructure. Our business could be materially and adversely affected if we incur significant costs to adapt, or cannot adapt, to these changes.

         BECAUSE WE DEPEND ON COMPUTER SYSTEMS, A SYSTEMS FAILURE WOULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS. Our business, financial condition and results of operations could be materially and adversely affected by any event that interrupts or delays our operations. Our business depends on the efficient and uninterrupted operation of our servers and communications hardware systems and infrastructure. Any sustained or repeated systems interruptions that cause our Web sites to become unavailable for use would result in our inability to service our customers. While we have taken precautions against systems failure, interruptions could result from our failure to maintain our computer systems and equipment in effective working order, as well as natural disasters, power loss, telecommunications failure, and similar events. We currently maintain our computer systems at offices located in Arizona, Utah and New York.

         In addition, our users depend on telecommunications providers, Internet service providers, and network administration for access to our products and services. Our systems and equipment could experience outages, delays, and other difficulties as a result of system failures unrelated to our systems.

         OUR EQUIPMENT MAY BE UNABLE TO SUPPORT INCREASED VOLUME. Growth in the number of users accessing our Web site may strain or exceed the capacity of our computer and networking systems or the systems of our third party service providers, which could result in impaired performance or systems failure. If this occurs, customer service and satisfaction may suffer, which could lead to dissatisfied users, reduced traffic, and an adverse impact on our business. Our current systems may be inadequate to accommodate rapid traffic growth on our servers.

         WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION. Due to the increasing popularity and use of the Internet, governmental or other regulatory bodies in the United States and abroad may adopt additional laws and regulations with respect to the Internet that cover issues such as content, privacy, pricing, encryption standards, consumer protection, cross-border commerce, electronic commerce, taxation, copyright infringement, and other intellectual property issues. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation, and personal privacy is uncertain. Any new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. We currently are not subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses and specifically, mail order businesses. We cannot predict the impact, if any, that any future regulatory changes or development may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet could have a material adverse effect on our business, financial condition, and results of operations.

         SECURITY PROTECTION FOR OUR NETWORK MAY BE INSUFFICIENT. We believe that concern regarding the security of confidential information, such as credit card numbers, prevents many people from engaging in online commercial transactions. We face potential security breaches from within our organization and from the public at large. If we do not maintain sufficient security, we may be subject to additional legal exposure. We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information contained within our infrastructure. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. Although we intend to continue to implement security measures, such measures have been circumvented in the past and we cannot provide assurance that measures we implemented will not be circumvented in the future. Although we do have "firewalls" protecting our systems from outside circumvention, such "firewalls" do not completely protect our systems from our own employees, should one or more of them become inclined to inflict damage upon our systems. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays, or cessation in service to our customers. In addition, since we expect that our users will increasingly use the Internet for commercial transactions in the future, any malfunction or security breach could cause these transactions to be delayed, not completed at all, or completed with compromised security.

         OUR BUSINESS IS SEASONAL. Our business is seasonal in nature, with the greatest volume of sales typically occurring during the holiday selling season of the fourth calendar quarter. During 1999, approximately 42% of our net merchandise sales were generated in the fourth quarter. Any substantial decrease in sales for the fourth quarter could have a material adverse effect on our results of operations.

         WE FACE A RISK OF PRODUCT LIABILITY CLAIMS. Our catalogs and our electronic commerce sites feature products and services from numerous participating merchants. Generally, our agreements with these participating merchants require the merchants to indemnify us and thereby be solely responsible for any losses arising from product liability claims made by customers, including the costs of defending any such claims, and to carry product liability insurance that names SkyMall as an additional insured. In addition, we maintain product liability insurance in the aggregate amount of $2.0 million and $1.0 million per occurrence. If a merchant was unable or unwilling to indemnify us as required, and any such losses exceeded our insurance coverage or were not covered by our insurer, our financial condition and results of operations could be materially adversely affected.

         WE RELY UPON OUR PRESIDENT AND OTHER KEY PERSONNEL. We depend on the continued services of Robert M. Worsley, our chairman, president and chief executive officer, and on the services of certain other executive officers. The loss of Mr. Worsley's services or of the services of certain other executive officers could have a material adverse effect on our business.

         THE WORSLEYS AND WAND PARTNERS INC. CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of March 27, 2000, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,798,530 shares, or approximately 36.9% of our outstanding common stock, and Wand Partners Inc. beneficially owned 1,964,286, or approximately 15.1% of our outstanding common stock. As a result, the Worsleys and Wand Partners have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys and Wand Partners may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

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

         The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for companies that do some or all of their business on the Internet. During the fourth quarter of 1999, net merchandise sales from the Internet represented approximately 30% of our net merchandise sales. Accordingly, the price of our common stock may be impacted by these or other trends.

         OUR OUTSTANDING SHARES MAY BE DILUTED. The market price of our common stock may decrease as more shares of common stock become available for trading. Certain events over which you have no control result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in SkyMall. We may issue additional shares of common stock or preferred stock:

         o     to raise additional  capital or finance  acquisitions;  or
         o upon the exercise or conversion of outstanding options and warrants

As of March 27, 2000, there were outstanding warrants and options to acquire up to 3,554,413 shares of common stock at prices ranging from $2.13 to $24.50 per share. If exercised, these securities will dilute the percentage ownership of holders of outstanding common stock of the Company. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase.

         RISK THAT FORWARD-LOOKING STATEMENTS MAY NOT COME TRUE. This prospectus and the documents incorporated herein by reference, contain forward-looking statements that involve risks and uncertainties. We use words such as "believe," "expect," "anticipate," "plan" or similar words to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this prospectus.

         WE FACE RISKS ASSOCIATED WITH THE YEAR 2000. As of March 27, 2000, we have not experienced any significant disruptions or computer processing errors or failures related to any Year 2000 Issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

           Our market risk exposure is limited to the interest rate risk associated with out credit instruments. We incur interest on loans made under a revolving line of credit at a variable interest rate. We had outstanding borrowings on the line of credit of approximately $5 million at December 31, 1999.

           The Company does not have any financial derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

FINANCIAL STATEMENTS:

Report of Independent Public Accountants..................................  F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998..............  F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997.......................................  F-3

Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 1999, 1998 and 1997...........................  F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997.......................................  F-5

Notes to Consolidated Financial Statements................................  F-6

SUPPLEMENTARY DATA:

Report of Independent Public Accountants..................................  S-1

Schedule II - Valuation and Qualifying Accounts and Reserves
   For the Years Ended December 31, 1999, 1998 and 1997...................  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkyMall, Inc.:

We have audited the accompanying consolidated balance sheets of SKYMALL, INC. (a Nevada corporation) AND SUBSIDIARIES (the Company), as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyMall, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 25, 2000

                                  SKYMALL, INC.

                           CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except shares and par value)

                                                                 December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------   -------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                  $16,060   $ 7,951
   Accounts receivable, net                                    11,994    11,444
   Inventories                                                  1,300       630
   Prepaid media costs                                          2,914     1,513
   Income tax receivable                                          968       --
   Deferred income taxes                                          --        709
                                                              -------   -------
         Total current assets                                  33,236    22,247

Property and equipment, net                                    12,869     6,474
Goodwill, net                                                   2,817     3,022
Other assets, net                                               1,327       182
                                                              -------   -------
         Total assets                                         $50,249   $31,925
                                                              =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                          $ 24,136   $11,663
   Accrued liabilities                                          3,979     1,217
   Unearned revenue                                             1,298     3,373
   Income taxes payable                                           --        761
   Current portion of long-term debt and capital leases            28       226
                                                              -------   -------
         Total current liabilities                             29,441    17,240

Deferred income taxes                                             --        209
Long-term debt and capital leases                               5,190       242
                                                              -------   -------
         Total liabilities                                     34,631    17,691
                                                              -------   -------
Commitments and contingencies (Note 7)

Shareholders' equity :
   Preferred stock, $0.001 par value; 10,000,000 shares
     authorized; no shares                                        --        --
   Common stock, $0.001 par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     12,981,425 in 1999 and 9,005,970 in 1998                      13         9
   Additional paid-in capital                                  33,884     8,364
   Retained earnings  (deficit)                               (18,279)    5,861
                                                              -------   -------
         Total shareholders' equity                            15,618    14,234
                                                              -------   -------
         Total liabilities and shareholders' equity           $50,249   $31,925
                                                              =======   =======

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  SKYMALL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except shares and per share)

                                                      For the Year Ended December 31,
                                               -----------------------------------------
                                                    1999           1998           1997
Revenues:
   Merchandise sales, net                      $    60,880    $    49,320    $    42,844
   Placement fees and other                         18,061         22,722         23,532
                                               -----------    -----------    -----------
         Total revenues                             78,941         72,042         66,376
Cost of goods sold                                  46,422         39,292         40,657
                                               -----------    -----------    -----------
Gross margin                                        32,519         32,750         25,719

Operating expenses:
   Media expenses                                   13,587         11,353          9,082
   Selling expenses                                  4,482          3,474          3,450
   Customer service and fulfillment expenses         7,123          5,567          4,438
   General and administrative expenses              32,149          8,767          6,340
                                               -----------    -----------    -----------
         Total operating expenses                   57,341         29,161         23,310
                                               -----------    -----------    -----------
Income (loss) from operations                      (24,822)         3,589          2,409

Interest expense                                      (283)           (32)           (71)
Interest expense to shareholders                      --             --              (28)
Interest and other income                               52            436            561
                                               -----------    -----------    -----------

Income (loss) before taxes                         (25,053)         3,993          2,871
Provision (benefit) for income taxes                  (913)         1,707            300
                                               -----------    -----------    -----------
Net income (loss)                              $   (24,140)   $     2,286    $     2,571
                                               ===========    ===========    ===========
Basic income (loss) per common share           $     (2.60)   $       .27    $       .30
                                               ===========    ===========    ===========
Diluted income (loss) per common share         $     (2.60)   $       .27    $       .30
                                               ===========    ===========    ===========
Basic weighted average shares outstanding        9,271,330      8,583,195      8,620,482
                                               ===========    ===========    ===========
Diluted weighted average shares outstanding      9,271,330      8,602,177      8,675,803
                                               ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (Amounts in thousands, except shares)

                                       Convertible                                                       Retained
                                     Preferred Stock            Common Stock            Additional       Earnings
                                  ---------------------  ---------------------------     Paid-In       (Accumulated
                                     Shares    Amount       Shares          Amount       Capital         Deficit)        Total
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 1996             --      $  --       8,654,000       $      9    $     7,588      $   1,004    $     8,601

Repurchase of common
  stock                                --         --        (137,400)          --             (865)          --             (865)
Net income                             --         --            --             --             --            2,571          2,571
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 1997             --         --       8,516,600              9          6,723          3,575         10,307

Repurchase of common
  stock                                --         --         (27,000)          --             (127)          --             (127)
Stock option plans and other,
  net of mature shares
  exchanged                            --         --         235,815           --            1,432           --            1,432
Warrants issued in connection
  with asset purchase                  --         --            --             --              100           --              100
Disc Publishing
  pooling of interest                  --         --         280,555           --              236           --              236
Net income                             --         --            --             --             --            2,286          2,286
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 1998             --         --       9,005,970              9          8,364          5,861         14,234

Stock option plans                     --         --         385,142           --            2,727           --            2,727
Common stock, net of
  issuance costs                       --         --       1,114,047              1          6,869           --            6,870
Conversion of note payable
  to common stock                      --         --          28,838           --              200           --              200
Series A preferred stock, net
  of issuance costs                  91,320       --            --             --            8,047           --            8,047
Series B preferred stock, net
  of issuance costs                  80,000       --            --             --            7,680           --            7,680
Conversion of preferred stock
  to common stock                  (171,320)      --       2,447,428              3             (3)          --             --
Net loss                               --         --            --             --             --          (24,140)       (24,140)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 1999             --      $  --      12,981,425       $     13    $    33,884      $ (18,279)   $    15,618
                                  ==================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                                           1999         1998       1997
                                                                         --------    --------   --------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                     $(24,140)   $  2,286   $  2,571
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                         2,360       1,118        609
      Provision for doubtful accounts                                         859         281        343
      Loss on disposal of property and equipment                              469         --         --
      Deferred income taxes and other tax effects, net                        500         878       (391)
      Change in assets and liabilities, net of effects of
        acquisition:
          (Increase) decrease in:
             Accounts receivable                                           (1,409)       (423)    (6,620)
             Inventories                                                     (670)         22        --
             Prepaid media costs                                           (1,401)        351        51
             Income tax receivable                                           (968)        --         --
             Other assets                                                  (1,317)        117       (174)
          (Decrease) increase in:
             Accounts payable                                              12,473      (2,256)     5,046
             Accrued liabilities                                            2,762      (1,413)     1,071
             Unearned revenue                                              (2,075)      2,911        --
             Income taxes payable                                            (761)        205        276
             Reserve for restructure charges                                  --          --        (165)
                                                                         --------    --------   --------
            Net cash (used in) provided by operating activities           (13,318)      4,077      2,617
                                                                         --------    --------   --------
Cash flows used in investing activities:
   Purchase of property and equipment                                      (8,847)     (3,193)    (2,760)
   Payments for acquisition, net of cash acquired                             --       (2,900)       --
                                                                         --------    --------   --------
            Net cash used in investing activities                          (8,847)     (6,093)    (2,760)
                                                                         --------    --------   --------
Cash flows provided by (used in) financing activities:
   Proceeds from long-term debt                                             7,500         195        --
   Payments on long-term debt                                              (2,550)        (60)      (951)
   Payments on notes payable to shareholders                                  --          --        (120)
   Proceeds from issuance of preferred stock, net of
     issuance costs                                                        15,727         --         --
   Proceeds from issuance of common stock, net of issuance costs            9,597         547        --
   Repurchase of common shares                                                --         (127)      (865)
                                                                         --------    --------   --------
            Net cash provided by (used in) financing activities            30,274         555     (1,936)
                                                                         --------    --------   --------
Increase (decrease) in cash and cash equivalents                            8,109      (1,461)    (2,079)

Cash and cash equivalents, beginning of  year                               7,951       9,412     11,491
                                                                         --------   ---------   --------
Cash and cash equivalents, end of year                                   $ 16,060   $   7,951   $  9,412
                                                                         ========   =========   ========
Income taxes paid                                                        $    --    $     623   $    415
                                                                         ========   =========   ========
Total interest paid                                                      $    283   $      32   $     99
                                                                         ========   =========   ========
Interest paid to shareholders                                            $    --    $     --    $     28
                                                                         ========   =========   ========
Supplemental disclosure of noncash activity:

   Long-term debt incurred with business acquisition                     $    --    $     200   $     --
                                                                         ========   =========   ========
   Conversion of long-term debt to common stock                          $    200   $     --    $     --
                                                                         ========   =========   ========
   Employee receivable for stock options exercised                       $    --    $     401   $     --
                                                                         ========   =========   ========
   Mature shares received for stock options exercised                    $    --    $     208   $     --
                                                                         ========   =========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

(1)      THE COMPANY:

         NATURE OF ORGANIZATION

SkyMall, Inc. (the Company) was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company is an integrated specialty retailer that markets high quality products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, multi-media CD-ROM and on the Internet at WWW.SKYMALL.COM, WWW.SKYMALLTRAVEL.COM, WWW.DURHAM.SKYMALL.COM and WWW.SKYDISC.COM. The Company maintains minimum levels of inventory related to products sold through the
Company's channels. Substantially all products displayed in the Company's in-flight print catalogs and the Company's Web site are acquired from participating merchants when a customer places an order with the Company.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; skymall.com, inc., Durham & Company and Disc Publishing, Inc. All significant inter-company accounts and transactions have been eliminated.

         USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures.

Actual results could differ from those estimates.

         RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation. Shipping costs which were previously netted against shipping revenue and recorded in placement fees and other revenue have been reclassified from placement fees and other revenue to cost of goods sold. Shipping revenue is included in placement fees and other revenue.

         CASH AND CASH EQUIVALENTS

Cash equivalents include investments purchased with an original maturity of three months or less.

         ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1999 and 1998, primarily include amounts due from participating merchants, credit card companies and products shipped but not billed. The allowance for doubtful accounts as of December 31, 1999 and 1998, was approximately $744,000 and $1,205,000, respectively.

         INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Such cost includes raw materials, direct labor and overhead.

         PREPAID MEDIA COSTS

Prepaid media costs primarily include catalog production costs and paper costs, which are deferred and amortized on a straight-line basis over the period each catalog issue is in use, currently three months.

         PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Assets leased under capital lease agreements are included in property and equipment. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the respective assets or capital lease term. Periodically, the Company evaluates property and equipment whenever significant events or changes occur that might impair recovery of recorded asset costs.

The Company capitalizes labor cost associated with the development of computer software for internal use in accordance with Statement of Position ("SOP") 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." Costs capitalized under SOP 98-1 totaled $5,520,120 for 1999.

         GOODWILL

Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets in connection with the acquisition of Durham & Company in October 1998. Goodwill is amortized using the straight-line method over 15 years. Amortization expense for 1999 and 1998 was $204,947 and $52,192, respectively. Accumulated amortization at December 31, 1999 and 1998 was $257,139 and $52,192, respectively. Periodically, the Company evaluates goodwill and other intangibles whenever significant events or changes occur that might impair recovery of recorded asset costs. There were no asset impairments recorded in 1999, 1998 or 1997.

         UNEARNED REVENUE

Unearned revenue represents amounts charged to customer credit cards and customers with corporate recognition programs in which all related products for that charge have not been shipped. Unearned revenue is recognized as net merchandise sales when the related product is shipped.

         INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the expected future tax benefits to be realized from operating loss and tax credit carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

         REVENUE RECOGNITION

The Company has two primary sources of revenue, net merchandise sales and placement fees. Net merchandise sales are recognized as revenue upon shipment of product by the Company or participating merchants, net of estimated returns and allowances. Placement fees represent fees paid to the Company by participating merchants for inclusion of their products in the Company's media channels.
Placement fee revenue is recognized on a straight-line basis over the circulation period of a media channel, generally three months. Customer charges for shipping and handling are included in placement fees and other revenue. Revenue from gift certificates is recognized upon product shipment following redemption.

Placement fees and other revenue also include barter revenue which includes an exchange by the Company of advertising space or services for reciprocal advertising space or services. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertising or services received or delivered. Barter revenue and expenses are recognized when the advertising or services performed are delivered. Revenue and expenses recognized from barter transactions were approximately $370,000 in 1999. The Company did not recognize barter revenue and expenses in 1998 and 1997.

         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. The issuance of SAB No. 101 did not have a material impact on the revenue recognition method of the Company.

         COST OF GOODS SOLD

Cost of goods sold represents net amounts paid to participating merchants to acquire products sold to customers. For products sold by Durham & Company, cost of goods sold includes manufacturing costs, including materials, labor and overhead. Shipping costs incurred related to product delivery are included in cost of goods sold.

         STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board ("APB") opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. See Note 8 for disclosures required under SFAS No. 123

         CONCENTRATION OF CREDIT RISK

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

         INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is computed in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic income (loss) per common share is based upon the weighted average shares outstanding. Diluted income (loss) per common share is based on the weighted average shares outstanding and dilutive common stock equivalents.

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

(3)      PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (amounts in thousands):

                                            Estimated
                                           Useful Life     December 31
                                           ----------- --------------------
                                             (Years)     1999        1998
                                           ----------- ---------  ----------
     Equipment and software                    2-10    $ 13,747    $  6,461
     Buildings and leasehold improvements     15-40       3,347       2,735
     Furniture, fixtures and other             3-7          991         668
                                                       --------    --------
                                                         18,085       9,864
     Accumulated depreciation                            (5,216)     (3,390)
                                                       --------    --------
                                                       $ 12,869    $  6,474
                                                       ========    ========


(4)      OTHER ASSETS:

Purchased airline contracts are amortized using the straight-line method over their estimated useful lives . Other assets consists of the following (amounts in thousands):

                                            Estimated
                                           Useful Life     December 31
                                           ----------- --------------------
                                             (Years)     1999        1998
                                           ----------- ---------  ----------

     Purchased airline contracts               3-10    $ 1,323    $   323
     Other                                                 425        108
                                                       -------    -------
                                                         1,748        431
     Accumulated amortization                             (421)      (249)
                                                       -------    -------
                                                       $ 1,327    $   182
                                                       =======    =======


 (5)     LONG-TERM DEBT AND CAPITAL LEASES:

Long-term debt and capital leases consist of the following (amounts in thousands):

                                                        December 31,
                                                    ------------------
                                                      1999       1998
                                                    -------    --------
     Revolving line of credit                       $ 5,000    $  --

     Note payable to employee, interest at 6%,
     due October 2001                                   180        198

     Capital leases, interest at varying rates of
     18% to 23%, due in monthly installments
     (including interest) of approximately $2,700
     through May 2001, secured by equipment              38         70

     Note payable, interest at 9%, paid in 1999        --          200
                                                    -------    -------
                                                      5,218        468
     Less current portion                               (28)      (226)
                                                    -------    -------
                                                    $ 5,190    $   242
                                                    =======    =======

At December 31, 1999, aggregate annual maturities of long-term debt and capital leases were as follows (amounts in thousands):

     2000                                           $   28
     2001                                            5,190
                                                    ------
                                                    $5,218
                                                    ======

In June 1999, the Company obtained a $10 million revolving line of credit (the "Line") from a bank that matures in May 2001. At the Company's option, advances made on the Line bear interest at either Prime or LIBOR. The Line is collateralized by substantially all assets of the Company, and contains covenants that require maintenance of certain financial ratios. The balance outstanding on the Line at December 31, 1999 was $5,000,000.

(6)      SEGMENT AND RELATED INFORMATION:

The Company is an integrated e-commerce specialty retailer that provides a vast selection of premium-quality products and services to consumers from a wide variety of merchants and partners. The Company's operations are classified into two reportable business segments: business-to-consumer and business-to-business. Business initiatives for the Company's two reportable business segments are managed separately while support functions are combined.

The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic and international airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty catalogs, workplace catalogs, CD-ROM, DVD and the Company's Web site. Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web site. All periods presented have been adjusted to reflect the new reportable business segments.

The Company evaluates the performance of its segments based on revenues and gross margins. Operating expenses are included with corporate expense and are not allocated to the business segments. The accounting policies of the reportable segments are the same as those used in the consolidated financial statements and described in Note 2 of the consolidated financial statements. Inter-segment transactions are not significant.

Revenues and gross margin for the business segments are as follows (amounts in thousands):

                           Business-to-    Business-to-
December 31,                Consumer         Business      Corporate     Total
--------------------------------------------------------------------------------
1999

Revenues                    $70,018          $ 8,923        $  --       $78,941
Gross margin                 29,491            3,028           --        32,519
Operating expenses              --               --         57,341       57,341
Income (loss) from
  operations                                                            (24,822)
--------------------------------------------------------------------------------
1998

Revenues                    $70,920          $ 1,122        $  --       $72,042
Gross margin                 32,300              450           --        32,750
Operating expenses              --                --        29,161       29,161
Income (loss) from
  operations                                                              3,589
--------------------------------------------------------------------------------
1997

Revenues                    $66,376          $    --         $  --      $66,376
Gross margin                 25,719               --            --       25,719
Operating expenses              --                --        23,310       23,310
Income (loss) from
  operations                                                              2,409
--------------------------------------------------------------------------------

Identifiable assets available to support the Company's business-to-business segment approximate $4,587,000 and $4,371,000 at December 31, 1999 and 1998, respectively. There were no identifiable assets for the business-to-business segment at December 31, 1997. The remaining assets which are combined to support the Company's two reportable business segments, approximate $45,662,000, $27,554,000 and $26,634,000 at December 31, 1999, 1998 and 1997, respectively.

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

         A purchaser of products through a SkyMall catalog filed an action alleging that SkyMall improperly collected from her certain state and local taxes relating to her purchase. Plaintiff brought the action on behalf of herself and a class of persons in the United States similarly situated. She alleged causes of action for unjust enrichment, fraud, breach of contract, and declaratory judgment, and seeks return of allegedly unlawful revenue collected with interest, an injunction against collecting taxes improperly, compensatory and punitive damages, and attorneys' fees and costs. While the Company believed her claims were substantially without merit, in order to minimize overall litigation risks and ongoing litigation costs, and to reduce the management time and attention required to be devoted to this matter, the Company entered into a Settlement Agreement with Plaintiff and the alleged class. As a part of the agreement, the Company has agreed, among other things, to offer discounts during 2000 to SkyMall customers who purchased merchandise from the Company prior to December 31, 1998. The agreement also calls for SkyMall to issue to Plaintiff's attorneys approximately 65,000 shares of common stock valued at $600,000 and $100,000 cash. The Company recorded a reserve for this settlement amount and the related expenses in the second quarter of 1999 in the amount of $1.436 million, representing approximately $700,000 payable to Plaintiff's attorneys in stock and cash, $356,000 in anticipated customer discounts associated with the offer to customers and $380,000 in professional fees incurred.

         A securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and principal shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall has filed a Motion to Dismiss. SkyMall believes that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit.

         RGC International Investors, LDC, the parent company of Rose Glen Capital Management, filed a complaint alleging that the Company was required to close on a transaction for an equity investment in SkyMall. The Company has filed a Petition for Removal to move the case to Delaware Federal Court, and has filed a motion for dismiss on the basis that the complaint fails to state a claim upon which relief can be granted. SkyMall believes that the allegations against it are substantially without merit and intends to vigorously defend this lawsuit.

         LEASES

The Company has entered into several operating leases for equipment and facilities. As of December 31, 1999, the future minimum payments under these leases are as follows (amounts in thousands):

         2000                                      $  1,840
         2001                                         1,316
         2002                                           730
         2003                                            91
         2004                                            55
         Thereafter                                     512
                                                   --------
                                                   $  4,544
                                                   ========

Other equipment and property are leased on a monthly basis. Total lease expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,299,000, $141,000, and $106,000, respectively.

         LEASE REVENUE

The Company leases certain of its facilities to others under non-cancelable leases and month-to-month agreements. Lease revenue of approximately $185,000, $74,000 and $99,000 for the years ended December 31, 1999, 1998 and 1997, respectively, is included in interest and other income in the accompanying consolidated financial statements. As of December 31, 1999, future minimum lease payments to be received under non-cancelable leases are as follows (amounts in thousands):

         2000                                      $    176
         2001                                           179
         2002                                           117
         2003                                           105
         2004                                           105
                                                   --------
                                                   $    682
                                                   ========

         401(K) PLAN

Under the Company's 401(k) plan (the Plan) adopted in 1992, eligible employees may direct a portion of their compensation, up to a legally established maximum, be withheld by the Company and contributed to their account. All contributions are placed in a trust fund which is invested by the Plan's trustee. The Plan permits participants to direct the investment of their account balances among mutual or investment funds and the Company provides a matching contribution of 50% of the first 6% of a participant's contributions.

The total contributions made by the Company during the years ended December 31, 1999, 1998 and 1997 were approximately $116,000 , $77,000, and $33,000, respectively.

         EMPLOYMENT CONTRACTS

The Company entered into employment contracts with certain officers, which expire in January 2002. The contracts may be terminated earlier under terms and circumstances described in the agreements. Under certain circumstances, certain officers may receive the remaining amounts under the contract upon termination, which total $850,000 for 2000 and 2001.

(8)      STOCK-BASED COMPENSATION:

         STOCK OPTION PLANS

The Company has an incentive and nonqualified stock option plan, which allows the Company to grant to officers and key employees (the "Officer and Employee Plan") options covering up to 1,500,000 shares of common stock at an exercise price of not less than fair market value at the date of grant.

Under the Officer and Employee Plan, the option exercise price equals or exceeds the stock's fair market value on date of grant. The Plan options generally fully vest on varying schedules upon completion of three years of employment; options expire ten years after the date of grant or three months after grantee's employment termination.

In October 1996, the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan"), which allows the Company to grant non-employee directors options covering up to 375,000 shares of common stock at an exercise price of not less than fair market value on the date of grant.

Under the Director Plan, each non-employee Board member is granted an option to purchase 25,000 common shares upon appointment to the Board and an option to purchase 7,500 shares annually, subject to certain limitations. Options are fully vested upon grant and expire ten years after the date of issuance.

A summary of the status of the Company's Plans at December 31, 1999, 1998 and 1997, and changes during the years ended December 31, 1999, 1998 and 1997, are presented in the table below (share amounts in thousands):

                                                              December 31,
                                     ----------------------------------------------------------------
                                            1999                  1998                   1997
                                     ------------------    -------------------    -------------------
                                               Average                Average                Average
                                               Exercise               Exercise               Exercise
                                     Shares    Price       Shares     Price       Shares     Price
                                     ------    --------    ------     --------    ------     --------
Outstanding at beginning of period      544    $   5.82       604     $   6.39       458     $   6.21
Granted                                 636       13.42       312         4.66       319         6.52
Exercised                               (13)       3.62      (106)        6.89       --          --
Forfeited                              (159)      10.63      (266)        6.67      (173)        6.13
Expired                                 --         --         --          --         --          --
                                     ------    --------    ------     --------    ------     --------
Outstanding at end of period          1,008    $   9.88       544     $   5.82       604     $   6.39
                                     ======    ========    ======     ========    ======     ========


Stock options outstanding and exercisable at December 31, 1999, are as follows (option amounts in thousands):

                               Outstanding                Exercisable
                        --------------------------    ------------------
          Exercise                         Average               Average
           Price                 Average  Exercise              Exercise
           Range        Options  Life(a)    Price     Options    Price
     ---------------    -------  -------  --------    -------   --------
     $ 2.13   $ 5.56       336      8.67   $ 4.46         226    $ 4.65
       7.00    12.81       468      8.99     9.43         129      9.12
      13.19    24.50       204      9.26    19.83         --        --
     ---------------    ------    ------   ------     -------    ------
     $ 2.13   $24.50     1,008      8.93   $ 9.88         355    $ 6.27
     ===============    ======    ======   ======     =======    ======

     (a) Average contractual life remaining.


The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or in excess of the fair value of the Company's common stock on the date of grant. The Company estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%, expected life of 1 to 10 years, dividend rate of zero, and expected volatility of approximately 107%, 77%, and 45% for 1999, 1998, and 1997, respectively. Using these assumptions, the fair value of the stock options granted in 1999, 1998, and 1997 is approximately $5,200,000, $930,000, and
$709,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Options generally vest over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income
(loss) per common share would have been adjusted to the following pro forma amounts (amounts in thousands except per common share amounts):

                                                                          Year Ended
                                                                          December 31,
                                                              -----------------------------------
                                                                 1999          1998        1997
                                                              ----------     --------   ---------
     Net income (loss) available to common shareholders:
       As reported                                            $  (24,140)    $  2,286   $   2,571
       Pro forma                                                 (25,182)       2,167       2,378

     Basic net income (loss) per common share:
       As reported                                            $    (2.60)    $    .27    $    .30
       Pro forma                                                   (2.72)         .25         .28

     Diluted net income (loss) per common share:
       As reported                                            $    (2.60)    $    .27    $    .30
       Pro forma                                                   (2.72)         .25         .27

         STOCK WARRANTS

A summary of the status of the Company's Stock Purchase Warrants at December 31, 1999, 1998 and 1997, and changes during the years ended December 31, 1999, 1998 and 1997, are presented in the table below (share amounts in thousands):

                                                              December 31,
                                     ----------------------------------------------------------------
                                            1999                  1998                   1997
                                     ------------------    -------------------    -------------------
                                               Average                Average                Average
                                               Exercise               Exercise               Exercise
                                     Shares    Price       Shares     Price       Shares     Price
                                     ------    --------    ------     --------    ------     --------
Outstanding at beginning of period      358    $   8.18       539     $   8.59       439     $   8.73
Granted                               2,499        8.04       --          --         100         8.00
Exercised                              (294)       8.21      (181)        9.42       --           --
Expired                                 (14)       8.00       --          --         --           --
                                     ------    --------   -------     --------    ------     --------
Outstanding at end of period          2,549    $   8.04       358     $   8.18       539     $   8.59
                                     ======    ========   =======     ========    ======     ========

The Company has 2,548,746 warrants outstanding warrants to purchase common stock at prices ranging from $7.00 to $9.60 per share with an average exercise price of $8.04 per share. These warrants expire five years from the date of issuance and have an average contractual life remaining of 4.29 years.

(9)      INCOME TAXES:

The provision (benefit) for income taxes includes the following:

                                                             Year Ended
                                                            December 31,
                                                -----------------------------------
                                                   1999          1998        1997
                                                ----------     --------   ---------
       Current:
         Federal                                $     (917)    $  1,374   $     587
         State                                        (496)         364         104
                                                ----------     --------   ---------
                Total current                       (1,413)       1,738         691
                                                ----------     --------   ---------
       Deferred:
            Federal                                    425          (26)       (332)
            State                                       75           (5)        (59)
                                                ----------      -------   ---------
                Total deferred                         500          (31)       (391)
                                                ----------      -------   ---------
       Provision (benefit) for income taxes     $     (913)     $ 1,707   $     300
                                                ==========      =======   =========

The provision (benefit) for income taxes is different from the statutory Federal income tax rate primarily due to the following:

                                                             Year Ended
                                                            December 31,
                                                -----------------------------------
                                                   1999          1998        1997
                                                ----------     --------   ---------
       Federal statutory rate                      (34)%          34%         34%
       Change in deferred tax asset
         valuation allowance                        37            --         (32)
       State taxes, net of federal benefit          (5)            6           6
       Other                                        (2)            3           2
                                                   -----          ---        ---
       Income tax  provision (benefit)              (4)%          43%        10%
                                                   =====          ===        ===

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (amounts in thousands):

                                                                 December 31,
                                                             ------------------
                                                              1999       1998
                                                            -------    --------

       Deferred tax assets:

            Nondeductible charges including bad
              debts, sales returns and other                $1,163     $   526
            Accrued liabilities                                319         113
            Other                                              138          70
            Net operating loss carry forward                 8,261         --
            Valuation allowance                             (9,317)        --
                                                            ------     -------
       Deferred tax assets                                     564         709
                                                            ------     -------
       Deferred tax liabilities:

            Tax depreciation in excess of book
              depreciation                                     564         209
                                                            ------     -------
       Net deferred tax assets                              $  --      $   500
                                                            ======     =======

The valuation allowance for deferred tax assets as of December 31, 1999 was $9,317,000. As of December 31, 1999, the Company has approximately $20.6 million of federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in 2019.

(10)     BUSINESS COMBINATIONS:

In October 1998, the Company acquired all the outstanding shares of Durham & Company, an employee logo and incentive merchandise company, for $2.9 million in cash and a note payable of $200,000 totaling $3.1 million. The note payable was due October 1999, and was settled through the issuance of 28,838 shares of common stock of the Company and warrants to purchase an additional 14,420 shares of common stock.

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

       Accounts receivable                   $  476,110
       Inventory                                651,790
       Property, equipment and other assets     170,514
       Goodwill                               3,074,206
       Liabilities assumed                   (1,272,620)
                                             ----------
                                             $3,100,000
                                             ==========

The following unaudited consolidated pro forma information is presented as if the Durham & Company acquisition had occurred at the beginning of the periods presented.

                                                                  Year Ended
                                                                 December 31,
                                                             ------------------
                                                              1999       1998
                                                            -------    --------

       Total revenues                                       $74,974    $ 70,798
       Net income                                             2,124       2,453
       Basic income per common share                            .25         .28
       Diluted income per common share                          .25         .28

The consolidated pro forma information includes adjustments to give effect to amortization of goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made at the beginning of the periods presented, nor is it indicative of the results that may occur in the future.

In September 1999, the Company completed a merger with Disc Publishing, Inc. SkyMall issued 280,555 shares of its common stock in exchange for all of the outstanding common stock of Disc Publishing based on a merger exchange ratio of
2.8 shares of the Company's common stock for each share of Disc Publishing common stock. The merger qualified as a tax free exchange and was accounted for as a pooling of interests. Accordingly, the Company's 1999 and 1998 consolidated financial statements have been restated to include the combined financial results of SkyMall and Disc Publishing, Inc., which was formed in 1998. The following table presents a reconciliation of net merchandise sales and net income (loss) previously reported by the individual companies to those presented in the accompanying consolidated financial statements (amounts in thousands).

                                                             Year Ended
                                                            December 31,
                                                -----------------------------------
                                                   1999          1998        1997
                                                ----------     --------   ---------
       REVENUES:
       SkyMall, Inc.                            $  78,710      $ 72,042     $ 66,376
       Disc Publishing, Inc.                          231           --           --
                                                ---------      --------     --------
                Total revenues                  $  78,941      $ 72,042     $ 66,376
                                                =========      ========     ========

       NET INCOME (LOSS):
       SkyMall, Inc.                            $(23,437)      $  2,551     $  2,571
       Disc Publishing, Inc.                        (703)          (265)         --
                                                --------       --------     --------
                Total net income (loss)         $(24,140)      $  2,286     $  2,571
                                                ========       ========     ========


(11)     CAPITAL STOCK

SHAREHOLDER RIGHTS PLAN

In September 1999, the Company's Board of Directors adopted a Preferred Stock Purchase Rights Plan and distributed to shareholders one preferred stock purchase right (a "Right") for each outstanding share of common stock. In the event a person or group acquires or announces a tender to acquire 15% or more of the Company's common stock, the Right may be exercised (except by the acquiring person or group whose Rights are canceled). Each Right entitles the holder to purchase from the Company one one-hundredth of a share of a new series of preferred stock at an initial exercise price of $65 per Right. Under certain circumstances, each Right entitles the holder (except the acquiring person or group) to purchase common stock of the Company having a market value equivalent to two times the exercise price of the Rights, in lieu of preferred stock. In the event of certain business combinations, each Right permits the holder to purchase common stock of the acquiring company at a 50% discount. The Rights expire on October 15, 2009, and may be redeemed by the Company for $.001 per Right prior to a person or group acquiring or announcing a tender offer to acquire 15% or more of the Company's common stock.

PREFERRED STOCK

The Company is authorized to issue up to ten million shares of preferred stock, $.001 par value. The power to issue any shares of preferred stock of any class or any series of any class and designations, voting powers, preferences, and relative participating, optional or other rights, if any, or the qualifications, limitations, or restrictions thereof, shall be determined by the Board of Directors.

In 1999, the Company issued 91,320 shares of Series A Junior Convertible Preferred Stock (the "Series A Preferred") and 80,000 shares of Series B Junior Convertible Preferred Stock (the "Series B Preferred") in two separate private offerings. The Series A and Series B Preferred had no voting rights and were subject to certain redemption rights, conversion terms and liquidation values. The shares of Series A and Series B Preferred were automatically convertible into shares of common stock upon approval by the Company's shareholders. On March 10, 2000, the Company held a special meeting of shareholders and received approval from the shareholders to convert the Series A and Series B Preferred into 1,304,571 and 1,142,857 shares of common stock, respectively. The accompanying consolidated financial statements have been adjusted to reflect the conversion of the Series A and Series B Preferred into common stock as of December 31, 1999. Calculation of the basic weighted average shares outstanding includes the effect of the conversion of the Series A and Series B Preferred into common stock from the original date of issuance.

COMMON STOCK

In 1999, the Company issued 1,142,885 shares of common stock at $7 per share in a private offering.

STOCK WARRANTS

In 1999, the Company issued 652,289 stock purchase warrants to Series A Preferred shareholders, 571,429 stock purchase warrants to Series B Preferred shareholders and 571,444 stock purchase warrants to common shareholders in connection with various private placement offerings. The warrants are exercisable at $8.00 per share and expire in 2004. The Company issued 200,742, 34,286 and 129,316 stock purchase warrants to placement agents in connection with the Series A Preferred, Series B Preferred and common stock private placement offerings, respectively. The Company issued 339,240 stock purchase warrants in various transactions in 1999. These stock purchase warrants are exercisable at prices ranging from $7.00 to $9.12 per share and expire in 2004.

(12)     INCOME  (LOSS) PER COMMON SHARE:

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share (in thousands, except per share amounts):

                                                                Year Ended
                                                               December 31,
                                                   -----------------------------------
                                                      1999          1998        1997
                                                   ---------      --------   ---------
       Basic income (loss) per common share:
         Income (loss) available to common
           shareholders                            $ (24,140)     $  2,286   $   2,571
                                                   =========      ========   =========
         Weighted average shares outstanding           9,271         8,583       8,621
                                                   =========      ========   =========
         Basic income (loss) per common share      $   (2.60)     $    .27   $     .30
                                                   =========      ========   =========

                                                                Year Ended
                                                               December 31,
                                                   -----------------------------------
                                                      1999          1998        1997
                                                   ----------     --------   ---------
       Diluted income (loss) per common share:
            Income (loss) available to common
              shareholders                         $ (24,140)     $  2,286    $  2,571
                                                   =========      ========    ========
            Weighted average shares outstanding        9,271         8,583       8,621
            Dilutive effect of options and
              warrants assumed converted                 --             19          55
                                                   ---------      --------   ---------
            Total weighted average shares
              outstanding plus assumed
              conversions                              9,271         8,602       8,676
                                                   =========      ========    ========

            Diluted income (loss) per common share $   (2.60)     $    .27    $    .30
                                                   =========      ========    ========

As a result of anti-dilutive effects, approximately 366,000 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for 1999.

(13)     MAJOR MERCHANTS AND AIRLINES:

Revenue generated through net merchandise sales and fixed placement fees for the Company's largest participating merchants for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                      Year Ended
                                                     December 31,
                                         -----------------------------------
                                            1999          1998        1997
                                         ----------     --------   ---------

       Number of merchants                    2             2          2
       Percentage of total merchandise
         sales and placement fees            21%           21%        24%

There were no other merchants that exceeded 10% of total revenues.

Net merchandise sales originating from the Company's five largest participating airlines approximated 51%, 72% and 79% for the years ended December 31, 1999, 1998 and 1997, respectively.


(14)     TRANSACTIONS WITH RELATED PARTIES:

The Company has an agreement with a company, which is owned by one of the Company's directors, to provide order conveyance services. Expenses related to this agreement totaled $485,000, $343,000 and $200,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

At  December  31,  1998,  the  Company   recorded  an  employee   receivable  of
approximately $401,000 for the exercise price of employee stock options. This receivable was collected in 1999.

Disc Publishing, Inc. entered into a note payable agreement with one of its officers prior to the merger with the Company. The note payable bears interest at 6% and matures in October 2001. As of December 31, 1999 and 1998 the balance outstanding was $180,000 and $198,000, respectively.

The Company has an agreement with a company, which is owned by one of the Company's officers, to provide professional services. Expenses related to this agreement totaled $97,000 during 1999.

The Company has an agreement with a company, which is owned by one of the Company's officers, to provide Internet content. Expenses related to this agreement totaled $45,000 during 1999.

The Company has an agreement with a company, which is owned by former shareholders of Disc Publishing, Inc., to provide professional services. Expenses related to this agreement totaled $71,000 in 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkyMall, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of SKYMALL, INC. AND SUBSIDIARIES (the Company) included in this Annual Report filed on Form 10-K, and have issued our report thereon dated February 25, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 25, 2000

                                  SKYMALL, INC.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           FOR THE FISCAL YEARD ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    Balance at                  Charged                             Balance at
                                    Beginning     Expense       to Other                              End of
                                    of Period     Recorded      Accounts           Other            of Period
                                    --------------------------------------------------------------------------
Allowance for doubtful accounts:
   Year ended December 31, 1999     $1,204,876   $   858,641   $      --        $(1,319,153)(1)         744,364
   Year ended December 31, 1998        422,330     1,119,215          --           (336,669)(1)       1,204,876
   Year ended December 31, 1997      2,140,562       342,764          --         (2,060,996)(1)         422,330

General Reserves(3):
   Year ended December 31, 1999     $  256,805    $2,926,446    $     --        $(1,775,156)(2)       1,408,095
   Year ended December 31, 1998        200,000        56,805          --                --              256,805
   Year ended December 31, 1997           --         200,000          --                --              200,000

(1)  Write-off of bad debts
(2)  Payments, settlements, sales returns activities and reversal of reserves
(3) General reserves primarily include amounts reserved for litigation, sales tax assessments and sales returns

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on June 9, 2000 (the "2000 Annual Meeting").

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Definitive Proxy Statement relating to the 2000 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information   with  respect  to  the  security   ownership  of  certain
beneficial owners and management is incorporated herein by reference to the Definitive Proxy Statement relating to 2000 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information   with  respect  to  certain   relationships   and  related
transactions is incorporated herein by reference to the Definitive Proxy Statement relating to the 2000 Annual Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

                                                                           PAGE
         (a)(1)   Consolidated Financial Statements.

                  Report of Independent Public Accountants                 F-1
                  Consolidated Balance Sheets as of December 31,
                     1999 and 1998                                         F-2
                  Consolidated Statements of Operations for the
                     Years Ended December 31, 1999, 1998 and 1997          F-3
                  Consolidated Statements of Shareholders' Equity
                     for the Years Ended December 31, 1999, 1998
                     and 1997                                              F-4
                  Consolidated Statements of Cash Flows for the
                     Years Ended December 31, 1999, 1998 and 1997          F-5
                  Notes to Consolidated Financial Statements               F-6

         (a)(2) and (d) Consolidated Financial Statement Schedules.

                  Report of Independent Public Accountants                 S-1
                  Schedule II - Valuation and Qualifying Accounts
                     and Reserves For the Years Ended December 31,
                     1999, 1998 and 1997                                   S-2

         (a)(3) and (c)  Exhibits.

EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

3.1(a)   Articles of Incorporation of Registrant                         (1)
3.1(b)   Certificate of Amendment to Articles of Incorporation           (1)
3.2      Certificate of Designations, Rights, Preferences and
         Limitations of the Series A Junior Convertible Preferred
         Stock                                                           (10)
3.3      Certificate of Designations, Rights, Preferences and
         Limitations of the Series B Junior Convertible Preferred
         Stock                                                           (12)
3.4      Certificate of Designation of Rights,  Preferences and
         Terms of the Series R Preferred Stock (See Exhibit 10.11(a),
         below)                                                          (5)
3.5      Bylaws of Registrant                                            (1)
4.1      Form of Common Stock Certificate                                (1)
4.2      Form of Series A Junior Convertible Preferred Stock
         Certificate                                                     (10)
4.3      Form of Series B Junior Convertible Preferred Stock
         Certificate                                                     (12)

EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

4.4      Form of Right Certificate                                       (5)
10.1     Employment Agreement between the Company and Robert M.
         Worsley                                                         (1)
10.2     Employment Agreement between the Company and Thomas C.
         Edwards                                                         (2)
10.3     Employment Agreement between the Company and Curtis D. Brown    (2)
10.4(a)  Form of Airline Customer Services Agreement                     (1)
10.4(b)  Schedule of Omitted Material Terms from Material Airline
         Customer Services Agreement                                     (1)
10.5     Form of Tax Indemnification  Agreement                          (1)
10.6     SkyMall, Inc. 1994 Stock Option Plan, as amended                (6)
10.7     Non-Employee Director Stock Option Plan, as amended             (7)
10.8(a)  Lease Agreement between Pasqualetti Properties, Inc.
         and Smitty's Super Valu, Inc. dated June 24, 1960               (1)
10.8(b)  Agreement between Rose Pasqualetti Perkins, Amos
         Pasqualetti, Anthony Pasqualetti, Ben Pasqualetti and
         Smitty's Super Valu, Inc. dated March 2, 1961                   (1)
10.8(c)  Addendum to Lease between Amos Pasqualetti, Ben S.
         Pasqualetti, Rose Pasqualetti Jenkins, Estate of Anthony J. Pasqualetti and Smitty's Super Valu, Inc. dated May 11, 1966 (1)
10.8(d)  Sublease between Schwan Brothers Properties and Smitty's
         Super Valu, Inc. dated August 1, 1984                           (1)
10.8(e)  Lease Amending Agreement between Smitty's Super Valu, Inc.,
         Pasquo Investments, and Amos Pasqualetti and Victoria
         McFarland dated October 1, 1984                                 (1)
10.8(f)  Addendum to Sublease between Smitty's Super Valu, Inc. and
         Schwan Brothers Properties dated January 1, 1985                (1)
10.8(g)  Assignment of Sublease from Pima Partners to SkyMall, Inc.
         dated July 12, 1990                                             (1)
10.9     Warrant issued to Ryan, Beck & Co., Inc. in connection with
         financial advisory services dated June 30, 1999                 (9)
10.10(a) Credit and Security Agreement between SkyMall, Inc.,
         skymall.com, inc., Durham & Company and Imperial Bank dated
         as of June 30, 1999                                             (3)
10.10(b) Promissory Note between SkyMall, Inc., skymall.com, inc.,
         Durham & Company and Imperial Bank dated as of June 30, 1999    (3)

EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

10.11(a) Rights Agreement between the Company and Continental Stock
         Transfer & Trust Company, as Rights Agent, dated as of
         September 15, 1999 (including as Exhibit A the form of
         Certificate of Designation of Rights, Preferences and Terms
         of the Series R Preferred Stock, as Exhibit B the form of
         Right Certificate, and as Exhibit C the Summary of Terms of
         Rights Agreement)                                               (4)
10.11(b) Form of Letter to SkyMall, Inc. shareholders, dated
         October 15, 1999                                                (4)
10.12(a) Stock Acquisition Agreement, dated as of August 26, 1999, by and among SkyMall, Inc., Disc Publishing, Inc., Lorne
         Grierson, Warren Osborn, Flamingo Partnership, Kyle Love,
         Bart Howell and David E. Hardy                                  (4)
10.12(b) Amendment to Stock Acquisition Agreement, dated as of
         September 20, 1999, by and among SkyMall, Inc., Disc
         Publishing,  Inc., Lorne Grierson, Warren Osborn, Flamingo
         Partnership, Kyle Love, Bart Howell and David E. Hardy          (4)
10.13    Form of Warrant issued to the Mark P. Durham and Mary R.
         Durham Trusts                                                   (9)
10.14(a) Stock and Warrant Purchase Agreement between SkyMall, Inc.
         and the investors in the November 1999 Private Placement        (4)
10.14(b) Form of Warrant issued to investors in the November 1999
         Private Placement                                               (8)
10.14(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J.
         Kollender and Randy Rock as placement agents in the November
         1999 Private Placement                                          (8)
10.14(d) Form of Warrant issued to Shoreline Pacific as a placement
         agent in the November 1999 Private Placement                    (8)
10.15    Form of Warrant issued to Genesis Select for advisory
         services                                                        (10)
10.16(a) Stock and Warrant Purchase Agreement between the Company
         and the investors in the December 20, 1999 Private Placement    (10)
10.16(b) Form of Warrant issued to investors in the December 20, 1999
         Private Placement                                               (10)
10.16(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J.
         Kollender and Randy Rock as placement agents in the
         December 20, 1999 Private  Placement                            (10)
10.16(d) Form of Warrant issued to Schneider Securities and Budd
         Zuckerman as placement agents in the December 20, 1999
         Private Placement                                               (10)
10.16(e) Form of Warrant issued to Shoreline Pacific, et al., as a
         placement agent in the December 20, 1999 Private Placement      (10)
10.17(a) Stock and Warrant Purchase Agreement between the Company
         and the investors in the December 30, 1999 Private Placement    (12)

EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

10.17(b) Form of Warrant issued to investors in the December 30, 1999
         Private Placement                                               (12)
10.17(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J.
         Kollender and Randy Rock as placement agents in the
         December 30, 1999 Private  Placement                            (12)
10.17(d) Form of Advisory Fee Warrant issued to Wand Partners Inc.
         pursuant to the December 30, 1999 Private Placement             (12)
21       Subsidiaries of Registrant                                       *
23       Consent of Independent Public Accountants                        *
24       Powers of Attorney                                              See
                                                                       Signature
                                                                         Page
27       Financial Data Schedule                                          *

---------------

*    Filed herewith.
(1) Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed October 5, 1999.
(6) Incorporated by reference to Form S-8 Registration Statement (File No. 333-92807).
(7) Incorporated by reference to Form S-8 Registration Statement (File No. 333-71543).
(8) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91279).
(9) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91433).
(10) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94099).
(11) Incorporated by reference to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-94099).
(12) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94731).


(b)      Reports on Form 8-K

         The Company filed one report on Form 8-K during the fourth quarter of 1999, as follows:

         o Form 8-K filed October 5, 1999 to report the acquisition of Disc Publishing, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2000.

                                        SKYMALL, INC.


                                        By  /S/ ROBERT M. WORSLEY
                                           -------------------------------------
                                           Robert M. Worsley
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT M. WORSLEY and MARK E. TRUXAL, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                            Date
     ---------                      -----                            ----


/s/ Robert M. Worsley       Chairman of the Board,             March 30, 2000
------------------------    President and Chief Executive
Robert M. Worsley           Officer (Principal Executive
                            Officer)

/s/ Mark E. Truxal          Vice President and Controller      March 30, 2000
------------------------    (Principal Financial and
Mark E. Truxal              Accounting Officer)


/s/ Lyle R. Knight           Director                          March 30, 2000
------------------------
Lyle R. Knight

     Signature                      Title                            Date
     ---------                      -----                            ----


/s/ Thomas J. Litle          Director                          March 30, 2000
------------------------
Thomas J. Litle


/s/ Randy Petersen           Director                          March 30, 2000
------------------------
Randy Petersen


/s/ David J. Callard         Director                          March 30, 2000
------------------------
David J. Callard

                                  EXHIBIT INDEX


EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

3.1(a)   Articles of Incorporation of Registrant                         (1)
3.1(b)   Certificate of Amendment to Articles of Incorporation           (1)
3.2      Certificate of Designations, Rights, Preferences and
         Limitations of the Series A Junior Convertible Preferred
         Stock                                                           (10)
3.3      Certificate of Designations, Rights, Preferences and
         Limitations of the Series B Junior Convertible Preferred
         Stock                                                           (12)
3.4      Certificate of Designation of Rights,  Preferences and
         Terms of the Series R Preferred Stock (See Exhibit 10.11(a),
         below)                                                          (5)
3.5      Bylaws of Registrant                                            (1)
4.1      Form of Common Stock Certificate                                (1)
4.2      Form of Series A Junior Convertible Preferred Stock
         Certificate                                                     (10)
4.3      Form of Series B Junior Convertible Preferred Stock
         Certificate                                                     (12)
4.4      Form of Right Certificate                                       (5)
10.1     Employment Agreement between the Company and Robert M.
         Worsley                                                         (1)
10.2     Employment Agreement between the Company and Thomas C.
         Edwards                                                         (2)
10.3     Employment Agreement between the Company and Curtis D. Brown    (2)
10.4(a)  Form of Airline Customer Services Agreement                     (1)
10.4(b)  Schedule of Omitted Material Terms from Material Airline
         Customer Services Agreement                                     (1)
10.5     Form of Tax Indemnification  Agreement                          (1)
10.6     SkyMall, Inc. 1994 Stock Option Plan, as amended                (6)
10.7     Non-Employee Director Stock Option Plan, as amended             (7)
10.8(a)  Lease Agreement between Pasqualetti Properties, Inc.
         and Smitty's Super Valu, Inc. dated June 24, 1960               (1)
10.8(b)  Agreement between Rose Pasqualetti Perkins, Amos
         Pasqualetti, Anthony Pasqualetti, Ben Pasqualetti and
         Smitty's Super Valu, Inc. dated March 2, 1961                   (1)
10.8(c)  Addendum to Lease between Amos Pasqualetti, Ben S.
         Pasqualetti, Rose Pasqualetti Jenkins, Estate of Anthony J.
         Pasqualetti and Smitty's Super Valu, Inc. dated May 11, 1966    (1)
10.8(d)  Sublease between Schwan Brothers Properties and Smitty's
         Super Valu, Inc. dated August 1, 1984                           (1)

EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

10.8(e)  Lease Amending Agreement between Smitty's Super Valu, Inc.,
         Pasquo Investments, and Amos Pasqualetti and Victoria
         McFarland dated October 1, 1984                                 (1)
10.8(f)  Addendum to Sublease between Smitty's Super Valu, Inc. and
         Schwan Brothers Properties dated January 1, 1985                (1)
10.8(g)  Assignment of Sublease from Pima Partners to SkyMall, Inc.
         dated July 12, 1990                                             (1)
10.9     Warrant issued to Ryan, Beck & Co., Inc. in connection with
         financial advisory services dated June 30, 1999                 (9)
10.10(a) Credit and Security Agreement between SkyMall, Inc.,
         skymall.com, inc., Durham & Company and Imperial Bank dated
         as of June 30, 1999                                             (3)
10.10(b) Promissory Note between SkyMall, Inc., skymall.com, inc.,
         Durham & Company and Imperial Bank dated as of June 30, 1999    (3)
10.11(a) Rights Agreement between the Company and Continental Stock
         Transfer & Trust Company, as Rights Agent, dated as of
         September 15, 1999 (including as Exhibit A the form of
         Certificate of Designation of Rights, Preferences and Terms
         of the Series R Preferred Stock, as Exhibit B the form of
         Right Certificate, and as Exhibit C the Summary of Terms of
         Rights Agreement)                                               (4)
10.11(b) Form of Letter to SkyMall, Inc. shareholders, dated
         October 15, 1999                                                (4)
10.12(a) Stock Acquisition Agreement, dated as of August 26, 1999, by and among SkyMall, Inc., Disc Publishing, Inc., Lorne
         Grierson, Warren Osborn, Flamingo Partnership, Kyle Love,
         Bart Howell and David E. Hardy                                  (4)
10.12(b) Amendment to Stock Acquisition Agreement, dated as of
         September 20, 1999, by and among SkyMall, Inc., Disc
         Publishing,  Inc., Lorne Grierson, Warren Osborn, Flamingo
         Partnership, Kyle Love, Bart Howell and David E. Hardy          (4)
10.13    Form of Warrant issued to the Mark P. Durham and Mary R.
         Durham Trusts                                                   (9)
10.14(a) Stock and Warrant Purchase Agreement between SkyMall, Inc.
         and the investors in the November 1999 Private Placement        (4)
10.14(b) Form of Warrant issued to investors in the November 1999
         Private Placement                                               (8)
10.14(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J.
         Kollender and Randy Rock as placement agents in the November
         1999 Private Placement                                          (8)
10.14(d) Form of Warrant issued to Shoreline Pacific as a placement
         agent in the November 1999 Private Placement                    (8)
10.15    Form of Warrant issued to Genesis Select for advisory
         services                                                        (10)
10.16(a) Stock and Warrant Purchase Agreement between the Company
         and the investors in the December 20, 1999 Private Placement    (10)

EXHIBIT                                                               METHOD OF
NUMBER   DESCRIPTION                                                   FILING

10.16(b) Form of Warrant issued to investors in the December 20, 1999
         Private Placement                                               (10)
10.16(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J.
         Kollender and Randy Rock as placement agents in the
         December 20, 1999 Private  Placement                            (10)
10.16(d) Form of Warrant issued to Schneider Securities and Budd
         Zuckerman as placement agents in the December 20, 1999
         Private Placement                                               (10)
10.16(e) Form of Warrant issued to Shoreline Pacific, et al., as a
         placement agent in the December 20, 1999 Private Placement      (10)
10.17(a) Stock and Warrant Purchase Agreement between the Company
         and the investors in the December 30, 1999 Private Placement    (12)
10.17(b) Form of Warrant issued to investors in the December 30, 1999
         Private Placement                                               (12)
10.17(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J.
         Kollender and Randy Rock as placement agents in the
         December 30, 1999 Private  Placement                            (12)
10.17(d) Form of Advisory Fee Warrant issued to Wand Partners Inc.
         pursuant to the December 30, 1999 Private Placement             (12)
21       Subsidiaries of Registrant                                       *
23       Consent of Independent Public Accountants                        *
24       Powers of Attorney                                              See
                                                                       Signature
                                                                         Page
27       Financial Data Schedule                                          *

---------------

*    Filed herewith.
(1) Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed October 5, 1999.
(6) Incorporated by reference to Form S-8 Registration Statement (File No. 333-92807).
(7) Incorporated by reference to Form S-8 Registration Statement (File No. 333-71543).
(8) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91279).
(9) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91433).
(10) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94099).
(11) Incorporated by reference to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-94099).
(12) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94731).