Form 10-Q
period 2000-03-31
SKYMALL INC
filed 2000-05-15
CIK 862841

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

     For the quarterly period ended MARCH 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 12, 2000, there were 13,334,420 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                  SKYMALL, INC.

                                      INDEX

                                                                            PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999.............................................    3
         Condensed Consolidated Statements of Operations - Three
            months ended March 31, 2000 and 1999..........................    4
         Condensed Consolidated Statements of Cash Flows - Three
            months ended March 31, 2000 and 1999..........................    5
         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   26


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................   27
Item 2.  Changes in Securities and Use of Proceeds........................   27
Item 3.  Defaults Upon Senior Securities..................................   30
Item 4.  Submission of Matters to a Vote of Security Holders..............   31
Item 5.  Other Information................................................   31
Item 6.  Exhibits and Reports on Form 8-K.................................   31

Signatures................................................................   33

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                     March 31,      December 31,
                                                       2000             1999
                                                    -----------     ------------
                        ASSETS                      (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $  6,501         $ 16,060
   Accounts receivable, net                             8,402           11,994
   Inventory                                            1,359            1,300
   Income tax receivable                                  972              968
   Prepaid catalog costs and other                      1,709            2,914
                                                     --------         --------
          Total current assets                         18,943           33,236

Property and equipment, net                            12,561           12,869
Goodwill, net                                           2,766            2,817
Other assets, net                                       1,263            1,327
                                                     --------         --------
          Total assets                               $ 35,533         $ 50,249
                                                     ========         ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $ 13,280         $ 24,136
   Accrued liabilities                                  3,808            3,979
   Unearned revenue                                       554            1,298
   Current portion of notes payable
     and capital leases                                 1,085               28
                                                     --------         --------
          Total current liabilities                    18,727           29,441

Notes payable and capital leases, net
  of current portion                                    8,526            5,190
                                                     --------         --------
          Total liabilities                            27,253           34,631
                                                     --------         --------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock                                            13               13
   Additional paid-in capital                          34,003           33,884
   Accumulated deficit                                (25,736)         (18,279)
                                                     --------         --------
          Total shareholders' equity                    8,280           15,618
                                                     --------         --------
          Total liabilities and
            shareholders' equity                     $ 35,533         $ 50,249
                                                     ========         ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except shares and per share data)
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenues:
   Merchandise sales, net                          $     15,645    $      9,818
   Placement fees and other                               4,362           4,361
                                                   ------------    ------------
          Total revenues                                 20,007          14,179

Cost of goods sold                                       12,761           7,511
                                                   ------------    ------------

Gross margin                                              7,246           6,668
                                                   ------------    ------------
Operating expenses:
   Media expenses                                         3,026           2,602
   Selling expenses                                       1,086             834
   Customer service and fulfillment expenses              1,837           1,798
   General and administrative expenses                    8,544           5,033
                                                   ------------    ------------
          Total operating expenses                       14,493          10,267
                                                   ------------    ------------

Loss from operations                                     (7,247)         (3,599)

Interest expense                                           (150)            (11)
Interest and other income (expense)                         (61)             77
                                                   ------------    ------------
Loss before income taxes                                 (7,458)         (3,533)
Income tax benefit                                         --            (1,318)
                                                   ------------    ------------
Net loss                                           $     (7,458)   $     (2,215)
                                                   ============    ============
Basic net loss per common share                    $      (0.57)   $      (0.24)
                                                   ============    ============
Basic weighted average shares outstanding            12,983,824       9,118,906
                                                   ============    ============
Diluted net loss per common share                  $      (0.57)          (0.24)
                                                   ============    ============
Diluted weighted average shares outstanding          12,983,824       9,118,906
                                                   ============    ============



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Cash flows from operating activities:
   Net loss                                           $ (7,458)       $ (2,215)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                        944             401
      Changes in operating assets and liabilities       (6,955)         (2,880)
                                                      --------        --------
         Net cash used in operating activities         (13,469)         (4,694)
                                                      --------        --------

Cash flows from investing activities:
   Purchase of property and equipment                     (603)           (686)
                                                      --------        --------

         Net cash used in investing activities            (603)           (686)
                                                      --------        --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                  119           1,047
   Proceeds from long-term debt                          4,400            --
   Payments on notes payable and capital leases, net        (6)            (20)
                                                      --------        --------
        Net cash provided by financing activities        4,513           1,027
                                                      --------        --------

Decrease in cash and cash equivalents                   (9,559)         (4,353)

Cash and cash equivalents,
   beginning of period                                  16,060           7,951
                                                      --------        --------
Cash and cash equivalents,
   end of period                                      $  6,501        $  3,598
                                                      ========        ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                (In thousands, except shares and per share data)
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         SkyMall, Inc. (the Company) was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company is an integrated specialty retailer that markets high quality products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, multi-media CD-ROM, DVD and on the Internet at WWW.SKYMALL.COM, WWW.SKYMALLTRAVEL.COM, WWW.DURHAM.SKYMALL.COM and WWW.SKYDISC.COM. The Company maintains minimum levels of inventory related to products sold through the
Company's channels. Substantially all products displayed in the Company's in-flight print catalogs and the Company's Web site are acquired from participating merchants when a customer places an order with the Company.

         CONSOLIDATION

         The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly-owned subsidiaries, skymall.com, inc., Durham & Company, Disc Publishing, Inc. and SkyMall Ventures, Inc., and include all adjustments and reclassifications necessary to eliminate the effect of significant inter-company accounts and transactions.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NET LOSS PER COMMON SHARE

         Basic net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents for the purposes of computing diluted net loss per common share and represent the difference between basic and diluted weighted average shares outstanding. The following is a summary of the computation of basic and diluted net loss per common share (amounts in thousands except shares and per share amounts):

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Basic net loss per common share:
   Net loss                                           $   (7,458)    $   (2,215)
                                                      ==========     ==========
   Weighted average common shares                     12,983,824      9,118,906
                                                      ==========     ==========
   Basic per share amount                             $    (0.57)    $    (0.24)
                                                      ==========     ==========

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Diluted net loss per common share:
   Net loss                                           $   (7,458)    $   (2,215)
                                                      ==========     ==========
   Weighted average common shares                     12,983,824      9,118,906
   Options and warrants assumed exercised                   --             --
                                                      ----------     ----------
   Total common shares plus assumed exercises         12,983,824      9,118,906
                                                      ==========     ==========
   Diluted per share amount                           $    (0.57)    $    (0.24)
                                                      ==========     ==========

As a result of anti-dilutive effects, approximately 266,520 and 490,640 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for 2000 and 1999, respectively.

NOTE 3 - SEGMENT AND RELATED INFORMATION

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

         The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic and international airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty catalogs, workplace catalogs, CD-ROM and the Company's Web site. Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web site. All periods presented have been adjusted to reflect the new reportable business segments.

     The Company evaluates the performance of its segments based on revenues and gross margins. Operating expenses are included with corporate expense and are not allocated to the business segments. The accounting policies of the reportable segments are the same as those used in the consolidated financial statements and described in Note 1 of these condensed consolidated financial statements. Inter-segment transactions are not significant.

         Revenues and gross margin for the business segments are as follows (amounts in thousands):

                       Business-to-     Business-to-
March 31,               Consumer         Business         Corporate      Total
--------------------------------------------------------------------------------
2000
Revenues                $ 16,949         $  3,058         $     --     $ 20,007
Gross margin               6,357              889               --        7,246
Operating expenses          --               --             14,493       14,493
Loss from operations                                                     (7,247)
--------------------------------------------------------------------------------
1999
Revenues                $ 13,206         $    973         $     --     $ 14,179
Gross margin               6,288              380               --        6,668
Operating expenses          --               --             10,267       10,267
Loss from operations                                                     (3,599)
--------------------------------------------------------------------------------

         Identifiable assets available to support the Company's business-to-business segment approximate $4,876,000 and $4,301,000 at March 31, 2000 and 1999, respectively. The remaining assets which are combined to support the Company's two reportable business segments, approximate $30,657,000 and $20,888,000 at March 31, 2000 and 1999, respectively.

NOTE 4 - BUSINESS ACQUISITION

         In September 1999, the Company completed a merger with Disc Publishing, Inc. SkyMall issued 280,555 shares of its common stock in exchange for all of the outstanding common stock of Disc Publishing based on a merger exchange ratio of 2.8 shares of the Company's common stock for each share of Disc Publishing common stock. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, the Company's 1999 condensed consolidated financial statements have been restated to include the combined financial results of SkyMall and Disc Publishing, Inc. The following table presents a reconciliation of revenues and net loss previously reported by the individual companies to those presented in the accompanying condensed consolidated financial statements (amounts in thousands).

                                                              Three months ended
                                                                March 31, 1999
                                                              ------------------
     REVENUES:
     SkyMall                                                       $ 14,178
     Disc Publishing                                                      1
                                                                   --------
        Total Revenues                                             $ 14,179
                                                                   ========

                                                              Three months ended
                                                                March 31, 1999
                                                              ------------------
     NET LOSS:
     SkyMall                                                       $ (2,087)
     Disc Publishing                                                   (128)
                                                                   --------
        Net loss                                                   $ (2,215)
                                                                   ========

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for
Derivative  Instruments  and  Hedging  Activities.  This  statement  establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ended March 31, 2000. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $507,000 and $190,000 during the three months ended March 31, 2000 and 1999, respectively.

         The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Revenue and expenses recognized from barter transactions were approximately $250,000 for the three months ended March 31, 2000. Barter transactions were not significant during the three months ended March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition and should be read in conjunction with the attached Condensed Consolidated Financial Statements and Notes thereto and with the Company's audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Unless the context indicates otherwise, the terms "SkyMall," the "Company," "we," "us" or "ours" refer to SkyMall, Inc. and its subsidiaries, skymall.com, inc., Durham & Company, Disc Publishing, Inc. and SkyMall Ventures, Inc.

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

GENERAL

     Founded in 1989, SkyMall, Inc., a Nevada corporation, is an integrated specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs, multi-media CD-ROM, DVD and on the Internet at WWW.SKYMALL.COM, WWW.SKYMALLTRAVEL.COM, WWW.DURHAM.SKYMALL.COM and

WWW.SKYDISC.COM SkyMall is best known for its in-flight catalog, which is available on more than 70% of all domestic airlines, reaching approximately 500 million domestic airline passengers annually. Through its skymall.com, inc. subsidiary, which operates the SKYMALL.COM(TM) anD SKYMALLTRAVEL.Com(TM) Web sites, SkyMall offers an expanded selection of products and services to online shoppers and enables other companies to conduct electronic commerce using skymall.com's merchant solution. Through another subsidiary, Durham & Company, SkyMall offers high-quality logo merchandise via its catalogs, workplace initiatives and the DURHAM.SKYMALL.COM Web site. SkyMall's subsidiary, Disc Publishing, Inc., produces the CD-ROM, SkyDisc(TM), which provides advertising, entertainment and e-commerce shopping links to travelers through airline seat pocket distribution and the SKYDISC.COM Web site. SkyMall's new subsidiary, SkyMall Ventures, Inc., is responsible for the Company's broadband, DVD, new media and business-to-business custom loyalty initiatives.

     SkyMall    operates   two   distinct    segments,    which    include   its
business-to-consumer and business-to-business initiatives. The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic and international airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty programs and catalogs, workplace catalogs, CD-ROM, and the Company's Web site.

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

     SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, are our largest distribution channel. Over the past ten years, we have experienced substantial growth in our domestic in-flight catalog business. We have exclusive agreements to place our catalogs on 18 airlines, making our catalog available to approximately 500 million airline passengers annually. These 18 airlines, which carried approximately 70% of all domestic passengers in 1999, include America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Airlines and US Airways. The Company's catalogs carry the SkyMall name on all participating airlines, except US Airways, which offers the SkyMall catalog under the name "Selections." In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners.

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

     Using data modeling, skymall.com created its newest feature, the Gift Shop, with a search feature that enables the user to shop according to occasion, price categories and gender. Data modeling also has been used more extensively on the Web site to sort by category and sub-category, which enables customers to search and define their shopping needs faster and easier. In addition, we have added e-reminders, e-cards and wishlist functionality, together with a "specials" area, which features new promotions on a regular basis to encourage consumers to return to the site to take advantage of special offers. The "specials" area also provides easy access to skymall.com's travel site, SKYMALLTRAVEL.COM, as well as other rewards partners. For further discussion, see "BUSINESS-TO-BUSINESS SEGMENT."

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

PRINT MEDIA

     WORKPLACE MERCHANDISE CATALOGS. Through our subsidiary, Durham & Company, a Utah corporation, acquired in October 1998, we offer logo merchandise and recognition products to employees of a number of blue-chip organizations, primarily through print catalogs and since September 1999, on the durham.skymall.com Web site. Competing in the highly fragmented incentive industry, Durham distinguishes itself by providing high-quality products and excellent customer service and focuses its marketing efforts on large organizations.

     INCENTIVE AND LOYALTY PROGRAMS. The loyalty and award point industry is anticipated to become a strong market segment for the Company, both for print catalogs, CD-ROM and DVD. We are in the process of defining programs and services that will be offered in the future to loyalty programs. In late 1999, we entered into an agreement with Marriott to allow loyalty program participants to redeem points for specially selected merchandise. This agreement expired in April 2000. In March 2000, SkyMall entered into an agreement with The GM Card(R), a division of General Motors Corporation(R), to provide a unique selection of merchandise to customers who acquire The New GM CardSM allowing its card members to redeem Earnings for non-vehicle offers including unique merchandise from skymall.com. In April 2000, SkyMall entered into agreements with employee savings.com to join its network of premium product and service providers offering exclusive savings to more than 1.4 million FORTUNE 1000 employees and their families, and with ISP Channel, SoftNet Systems, Inc.'s wholly-owned broadband Internet access-over-cable service provider, to provide e-commerce opportunities for its customers by establishing a co-branded closed e-commerce link from ISP Channel Neighborhood Web sites to SkyMall's skymall.com Web site.

ELECTRONIC MEDIA

     AFFILIATE PROGRAM. In addition to developing our own Web sites, we have an affiliate program through which we provide a turn-key merchant solution to businesses that are interested in providing SkyMall's merchandise to visitors to their own Web sites. Our unique proprietary technology and other systems allow us to quickly and cost-effectively implement affiliate site programs. Visitors to SkyMall's affiliate sites go directly to a SkyMall site, which is typically co-branded with the affiliate partner, for shopping services. After shopping, the customers are directed back exclusively to the site from which they began so that the affiliate partner does not lose the benefit of the traffic to its site. Although an online store can be privately labeled for our affiliate partners, most of our affiliate sites are co-branded to increase SkyMall's brand awareness as well as generate affinity for our online partners. Participants in our affiliate program include some of our airline partners and related entities, such as Delta Air Lines, Delta Crown Room, Continental Airlines, Northwest Airlines, America West Airlines and US Airways. Other participants include Visa USA, Visa International, First USA, the largest Visa card issuer and a banking leader in electronic commerce. The Company continues to evaluate the success of its individual affiliates and, in some cases, has terminated relationships while it continues to pursue new affiliations.

     OTHER ELECTRONIC MEDIA. In July 1999, SkyMall launched its SKYMALLTRAVEL.COM Web site targeted to frequent travelers, which provides one-stop access for all their travel needs. SKYMALLTRAVEL.COM organizes many of the best travel resources in one place, including linked directories for airlines, hotels, rental car and online booking services, as well as content and tools that assist business travelers before, during and after their trips.

Through our subsidiary, Disc Publishing, Inc., a Utah corporation acquired in September 1999, we offer SkyDisc(TM), an interactive CD-ROM targeted to the business traveler. SkyDisc integrates high-quality print, broadcast and online media to provide an exciting mix of topics that entertain, inform and enhance the business travelers' life. SkyDisc offers the consumer the option of using the disk on their laptop computer whether onboard the aircraft, in a hotel, at the office, or at home. While using the disk online, consumers can link to Web sites promoted on SkyDisc to get more information and services. Every other month a new "issue" of SkyDisc is available free in airline seatback pockets to more than 400,000 SkyWest Airlines passengers per month.

RESULTS OF OPERATIONS

     REVENUES
                                               (In thousands)
                              --------------------------------------------------
                                2000             % Change               1999
                                ----             --------               ----

Merchandise sales, net        $15,645              59.3%              $ 9,818
Placement fees and other      $ 4,362               0.0%              $ 4,361
Total revenues                $20,007              41.1%              $14,179

     Net merchandise sales are composed of the selling price of merchandise and services sold by the Company, net of returns. Growth in net merchandise sales for the three months ended March 31, 2000, reflects an increase in business-to-business sales of $2.0 million, and business-to-consumer sales of $3.8 million. Placement fees and other are composed of fees paid by participating merchants to include their products or advertisements in the Company's print and electronic media, outbound shipping charges to customers and other revenues. Placement fees and other, which remained level in absolute dollars for the three months ended March 31, 2000, included an increase in shipping revenue related to increased net merchandise sales offset by a decrease in upsell programs.

     GROSS MARGIN
                                               (In thousands)
                              --------------------------------------------------
                                2000             % Change               1999
                                ----             --------               ----

Gross margin                  $ 7,246               8.7%               $6,668
Gross margin percentage          36.2%                                   47.0%

         Gross margin consists of revenues less the cost of goods sold, which consists of the cost of merchandise sold to customers as well as outbound and inbound shipping costs and other revenue. Gross margin increased in absolute dollars reflecting the Company's increased sales volume, while the gross margin percentage declined in the first quarter of 2000 reflecting the effect of the mix of merchant agreements between variable compensation agreements and fixed placement fees, lower margin agreements to increase certain business-to-business initiatives, free shipping promotions and a reduction in revenues from upsell programs.

     OPERATING EXPENSES
                                               (In thousands)
                              --------------------------------------------------
                                2000             % Change               1999
                                ----             --------               ----

Media expenses                $ 3,026              16.3%               $2,602
Selling expenses              $ 1,086              30.2%               $  834
Customer service and
   fulfillment expenses       $ 1,837               2.2%               $1,798
General and administrative
   expenses                   $ 8,544              69.8%               $5,033

     Media expenses consist of the cost to produce and distribute our in-flight print catalogs and CD-ROM. The media expenses increase in 2000 primarily reflects the increase in catalog circulation and catalog production costs.

     Selling expenses consist primarily of commissions paid to marketing partners and are variable in nature. The increase in selling expenses in 2000 reflects the increased sales volume and the addition of marketing partners.

     Customer service and fulfillment expenses consist of costs to maintain a full-service customer contact and order fulfillment center. Customer service and fulfillment remained level in absolute dollars in 2000 while net merchandise sales increased reflecting the increase in orders processed through the Company's Web site.

     General and administrative expenses consist primarily of department expenses, except customer service and fulfillment expenses, including payroll and related costs, professional fees, marketing, information technology and general corporate expenses. The 2000 increase in general and administrative expenses reflected increases in the following areas: $700,000 in marketing efforts; $1.8 million in information technology development and support; $200,000 in additional expenses associated with acquired entities; $500,000 in depreciation primarily due to investments in information technology; and $300,000 in other general and administrative expenses related to the Company's business initiatives.

     INTEREST EXPENSE
                                               (In thousands)
                              --------------------------------------------------
                                2000             % Change               1999
                                ----             --------               ----

Interest expense                $150               126.4%               $ 11

     Interest expense consists of interest paid on the various debt obligations of the Company. Interest expense increase in 2000 is a result of additional borrowings, primarily from the Company's revolving line of credit.

     INTEREST AND OTHER INCOME (EXPENSE)
                                               (In thousands)
                              --------------------------------------------------
                                2000             % Change               1999
                                ----             --------               ----
Interest and other income
 (expense)                      $(61)             (179.2)%              $ 77

     Interest and other income (expense) consist primarily of interest income on cash and marketable securities and bank fees. Interest and other income (expense) decreased in 2000 due to lower investment balances resulting from funding the Company's business initiatives and financing fees of $100,000 recognized in 2000.

     INCOME TAXES
                                               (In thousands)
                              --------------------------------------------------
                                2000             % Change               1999
                                ----             --------               ----

Income tax benefit              $  0               100%               $(1,318)

     The Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero resulting in no income tax benefit recorded in 2000. The income tax benefit for 1999 is due to operating losses for income tax purposes which are available to carryback and apply against prior years taxable income resulting in an income tax refund. The Company has approximately $28 million of federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's cash balance was $6.5 million compared to $16.1 million at December 31, 1999.

     Cash used in operating activities of $13.5 million and $4.7 million for the three months ended March 31, 2000 and 1999, respectively, was primarily attributable to the net loss and a decrease in accounts payable offset by a decrease in accounts receivable.

     Cash used in investing activities of $603,000 and $686,000 for the three months ended March 31, 2000 and 1999, respectively, was due to the purchase of computer equipment, software, and furniture and fixtures.

     Cash provided by financing activities of $4.5 million for the three months ended March 31, 2000, resulted primarily from long-term debt borrowings of $4.4 million and the issuance of $119,000 of common stock from the exercise of stock options. Cash provided by financing activities of $1.0 million for the three months ended March 31, 1999, resulted from the issuance of $1.0 million of common stock from the exercise of stock options and warrants.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

     At March 31, 2000, the Company had net working capital of $216,000 and cash and cash equivalents of $6.5 million. On June 30, 1999, the Company secured a $10 million revolving line of credit at a bank, under the terms of which $5 million was immediately available and the remaining $5 million was to become available, subject to certain conditions, upon the Company raising a minimum of $15 million in subordinated debt and/or equity. In the fourth quarter of 1999, the Company raised approximately $25 million in a series of private equity transactions, resulting in the entire $10 million being available to the Company under such credit line. As of May 12, 2000, a total of $9.4 million had been drawn on the line of credit. As of May 12, 2000, certain provisions of the credit line have limited the amount currently available under the credit line to $8.3 million. Accordingly, at its option, the bank could request repayment of up to approximately $1.1 million on the credit line.

     During April and May 2000, the Company received a total of approximately $2.7 million from the exercise of warrants that were issued in connection with the Company's private placements in the fourth quarter of 1999. See Part II,
Item 2, "CHANGES IN SECURITIES AND USE OF PROCEEDS" for complete details regarding the Private Offerings.

     The Company plans to finance its working capital needs and capital expenditures through a combination of funds from operations, its existing bank line of credit and by securing additional financing resources through the issuance of debt and/or equity securities. There can be no assurance that the Company will be able to secure additional financing to meet its working capital needs or to secure such financing on terms favorable to the Company. A failure to secure such financing may be detrimental to the Company. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

     WE REPORTED LOSSES IN FISCAL 1999 AND MAY NOT BE PROFITABLE IN THE FUTURE. While we have been profitable in the past, and are planning to be profitable by the fourth quarter of 2000, we incurred a net loss of $24,140,000 for the fiscal year ended December 31, 1999. We expect to experience fluctuations in our future operating results due to a variety of factors, many of which are outside the Company's control, including the following:

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

     WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL. Our existing line of credit and cash resources may not be sufficient to permit the Company to fully implement its business plan. In order to fully implement our business plan, we may need to raise additional capital from third parties or otherwise secure additional financing for the Company. There can be no assurance that the Company will be able to successfully raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to the Company. To the extent we are unable to raise sufficient additional capital or secure other financing, this could have a material adverse effect on the Company.

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

     WE MAY BE UNABLE TO MANAGE THE POTENTIAL GROWTH OF OUR BUSINESS. Our potential growth may place significant demands upon our personnel, management and financial resources. There is no assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations, that we will be able to train, retain, motivate and manage necessary personnel, or that our management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we are unable to effectively manage any potential growth, our business and financial condition could be adversely affected.

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

     WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines and TWA currently offer merchandise catalogs to their customers through a competitor. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who seek to offer their products and/or services at their own Web sites or those of other third parties. The success of online marketing cannot be currently determined, and further penetration in this market will require substantial additional financial resources, acquisition of technology, investments in marketing and contractual relationships with third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater resources than the Company.

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

     THE WORSLEYS AND WAND PARTNERS INC. CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of May 12, 2000, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,798,530 shares, or approximately 35.9% of our outstanding common stock, and Wand Partners Inc. beneficially owned 1,964,286, or approximately 14.7% of our outstanding common stock. As a result, the Worsleys and Wand Partners have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys and Wand Partners may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

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

     OUR OUTSTANDING SHARES MAY BE DILUTED. The market price of our common stock may decrease as more shares of common stock become available for trading. Certain events over which you have no control result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in SkyMall. We may issue additional shares of common stock or preferred stock:

     o    to raise additional capital or finance acquisitions; or
     o    upon the exercise or conversion of outstanding options and warrants

     As of May 12, 2000, there were outstanding warrants and options to acquire up to 3,173,476 shares of common stock at exercise prices ranging from $2.13 to $24.50 per share. If exercised, these securities will dilute the percentage ownership of holders of outstanding common stock of the Company. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for
Derivative  Instruments  and  Hedging  Activities.  This  statement  establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ended March 31, 2000. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

     In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company capitalized costs of $507,000 and $ $190,000 during the three months ended March 31, 2000 and 1999, respectively.

     The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Revenue and expenses recognized from barter transactions were approximately $250,000 for the three months ended March 31, 2000. Barter transactions were not significant during the three months ended March 31, 1999.

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

     The Company evaluates the performance of its segments based on revenues and gross margins. Operating expenses are included with corporate expenses and are not allocated to the business segments. The accounting policies of the reportable segments are the same as those used in the consolidated financial statements and described in the notes to the condensed consolidated financial statements. Inter-segment transactions are not significant.

     Revenues and gross margins for the business segments are provided in the notes to the condensed consolidated financial statements filed herewith.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risk exposure is limited to the interest rate risk associated with out credit instruments. We incur interest on loans made under a revolving line of credit at a variable interest rate. We had outstanding borrowings on the line of credit of approximately $9.4 million at March 31, 2000.

     The Company does not have any financial derivative instruments.

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

     On January 29, 1999, a securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and principal shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall and Mr. Worsley have filed a motion to dismiss the complaint on the basis that the complaint fails to state a claim upon which relief can be granted. SkyMall believes that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

     Pursuant to the terms of the December 20, 1999 Agreement, at the close of business on March 10, 2000, all shares of Series A Preferred were automatically converted into 1,304,571 shares of common stock of the Company upon receipt of shareholder approval of such conversion at a Special Meeting of Shareholders held on March 10, 2000. The resale of the shares of common stock issued upon conversion of the Series A Preferred and the shares of common stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933, as amended. The condensed consolidated financial statements have been adjusted to reflect the conversion of the Series A Preferred into common stock as of December 31, 1999.

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

     Pursuant to the terms of the December 30, 1999 Agreement, at the close of business on March 10, 2000, all shares of Series B Preferred were automatically converted into 1,142,857 shares of common stock of the Company upon receipt of shareholder approval of such conversion at a Special Meeting of Shareholders held on March 10, 2000. The resale of the shares of common stock issued upon conversion of the Series B Preferred and the shares of common stock issuable upon exercise of the warrants issued to investors and the placement agents in the December 30, 1999 private placement have been registered under the Securities Act of 1933, as amended. The condensed consolidated financial statements have been adjusted to reflect the conversion of the Series B Preferred into common stock as of December 31, 1999.

     ADDITIONAL WARRANT ISSUANCES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 10, 2000, the Company held a Special Meeting of Shareholders (the "Special Meeting"). Shareholders representing 6,814,096 shares or 64.7% of the shares entitled to vote at the Special Meeting were present in person or by proxy. The proposal presented at the Special Meeting was passed. The following sets forth the voting results on the proposal submitted to shareholders at the Special Meeting:

     Approval of the issuance of shares of the Company's Common Stock (i) to the Company's Chairman and Chief Executive Officer in connection with the Company's November 1999 private placement of Common Stock (including shares of Common Stock issuable upon exercise of related warrants) and (ii) upon conversion of the Company's Series A Junior Convertible Preferred Stock, par value $.001 per share, and Series B Junior Convertible Preferred Stock, par value $.001 per share, and exercise of related warrants to acquire shares of Common Stock, all on the terms and conditions set forth in those certain Stock and Warrant Purchase Agreements, dated as of December 20, 1999 and December 30, 1999, between the Company and the undersigned investors thereto:

     VOTES FOR                 VOTES AGAINST                ABSTENTIONS

     6,461,511                    325,446                     27,139


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS.

             The following exhibits are included herein:

             Exhibit
             Number        Description
             -------       -----------

               27          Financial Data Schedule

        (B)  REPORTS ON FORM 8-K.

             During the quarter ended March 31, 2000, the Company filed the following reports on Form 8-K:

             1. Form 8-K filed January 3, 2000, relating to the private placement of securities on December 20, 1999.

             2. Form 8-K filed January 4, 2000, relating to the private placement of securities on December 30, 2000.

             3. Form 8-K filed March 3, 2000 relating to the release of financial information for the year ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SkyMall, Inc.


Date:  May 15, 2000                        By:  /S/ ROBERT M. WORSLEY
                                               ---------------------------------
                                               Robert M. Worsley
                                               Chairman of the Board, President
                                               (Chief Executive Officer)


Date:  May 15, 2000                        By:  /S/ MARK E. TRUXAL
                                               ---------------------------------
                                               Mark E. Truxal
                                               (Principal Accounting Officer)