Form 10-Q
period 2000-06-30
SKYMALL INC
filed 2000-08-14
CIK 862841

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

     For the quarterly period ended JUNE 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 11, 2000, there were 15,817,420 shares of the Common Stock, $.001 par value, of the Company outstanding and no shares of preferred stock outstanding.

================================================================================

                                  SKYMALL, INC.

                                      INDEX

                                                                           PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999............................................     3
         Condensed Consolidated Statements of Operations - Three and
           Six months ended June 30, 2000 and 1999......................     4
         Condensed Consolidated Statements of Cash Flows - Six months
           ended June 30, 2000 and 1999.................................     5
         Notes to Condensed Consolidated Financial Statements...........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    29


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    30
Item 2.  Changes in Securities and Use of Proceeds......................    30
Item 3.  Defaults Upon Senior Securities................................    32
Item 4.  Submission of Matters to a Vote of Security Holders............    32
Item 5.  Other Information..............................................    34
Item 6.  Exhibits and Reports on Form 8-K...............................    34

Signatures..............................................................    35

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SKYMALL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                        June 30,    December 31,
                                                         2000           1999
                        ASSETS                        -----------   ------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 11,055       $ 16,060
  Accounts receivable, net                                6,816         11,994
  Inventory                                                 798          1,300
  Income tax receivable                                     948            968
  Prepaid catalog costs and other                         2,253          2,914
                                                       --------       --------
          Total current assets                           21,870         33,236

Property and equipment, net                              11,508         12,869
Goodwill, net                                             2,716          2,817
Other assets, net                                         1,220          1,327
                                                       --------       --------
          Total assets                                 $ 37,314       $ 50,249
                                                       ========       ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $ 15,127       $ 24,136
  Accrued liabilities                                     2,664          3,979
  Unearned revenue                                          555          1,298
  Current portion of notes payable and capital leases     9,424             28
  Current portion of restructuring reserve                  698              0
                                                       --------       --------
          Total current liabilities                      28,468         29,441

Notes payable and capital leases,
  net of current portion                                    180          5,190
Non-current portion of restructuring reserve                384              0
                                                       --------       --------
          Total liabilities                              29,032         34,631

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock                                               16             13
  Additional paid-in capital                             41,287         33,884
  Accululated deficit                                   (33,021)       (18,279)
                                                       --------       --------
          Total shareholders' equity                      8,282         15,618
                                                       --------       --------

          Total liabilities and shareholders' equity   $ 37,314       $ 50,249
                                                       ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except shares and per share data)
                                   (Unaudited)

                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                               -------------------------     -------------------------
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
REVENUES:
  Merchandise sales, net                       $   13,150     $   12,922     $   28,795     $   22,740
  Placement fees and other                          3,832          4,310          8,195          8,671
                                               ----------     ----------     ----------     ----------
          Total revenues                           16,982         17,232         36,990         31,411

COST OF GOODS SOLD                                  9,695         10,012         22,456         17,524
                                               ----------     ----------     ----------     ----------
          Gross margin                              7,287          7,220         14,534         13,887
                                               ----------     ----------     ----------     ----------

OPERATING EXPENSES:
  Media expenses                                    3,265          2,538          6,291          5,140
  Selling expenses                                  1,017          1,136          2,103          1,970
  Customer service and fulfillment expenses         1,131          1,350          2,873          3,083
  General and administrative expenses               6,460         10,143         15,098         15,240
  Restructuring charge                              2,595             --          2,595             --
                                               ----------     ----------     ----------     ----------
          Total operating expenses                 14,468         15,167         28,960         25,433
                                               ----------     ----------     ----------     ----------

Loss from operations                               (7,181)        (7,947)       (14,426)       (11,546)
  Interest expense                                    225              9            375             20
  Interest and other income (expense)                 119             66             58            143
                                               ----------     ----------     ----------     ----------

LOSS BEFORE INCOME TAXES                           (7,287)        (7,890)       (14,743)       (11,423)
  Income tax benefit                                   --         (2,595)            --         (3,913)
                                               ----------     ----------     ----------     ----------
NET LOSS                                       $   (7,287)    $   (5,295)    $  (14,743)    $   (7,510)
                                               ==========     ==========     ==========     ==========
BASIC NET LOSS PER COMMON SHARE                $    (0.55)    $    (0.59)    $    (1.12)    $    (0.84)
                                               ==========     ==========     ==========     ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING      13,273,203      8,978,943     13,128,514      8,909,035
                                               ==========     ==========     ==========     ==========
DILUTED NET LOSS PER COMMON SHARE              $    (0.55)    $    (0.59)    $    (1.12)    $    (0.84)
                                               ==========     ==========     ==========     ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    13,273,203      8,978,943     13,128,514      8,909,035
                                               ==========     ==========     ==========     ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SKYMALL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (14,743)    $  (7,510)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                          2,036           823
    Changes in operating assets and liabilities           (3,578)       (2,256)
                                                      ----------     ---------

          Net cash used in operating activities          (16,285)       (8,943)
                                                      ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (513)       (3,049)

          Net cash used in investing activities             (513)       (3,049)
                                                      ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants      7,406         1,969
  Proceeds from long-term debt                             4,400         2,853
  Payments on notes payable and capital leases, net          (13)          (20)
                                                      ----------     ---------

          Net cash provided by financing activities       11,793         4,802
                                                      ----------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                     (5,005)       (7,190)

CASH AND CASH EQUIVALENTS,
  beginning of period                                     16,060         7,951
                                                      ----------     ---------
CASH AND CASH EQUIVALENTS,
  end of period                                       $   11,055     $     761
                                                      ==========     =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     SkyMall, Inc. (the Company) was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company is a multi-channel specialty retailer that markets high quality products and services via various media, including the SkyMall in-flight print catalogs, workplace catalogs and on the Internet at WWW.SKYMALL.COM and www.durham.skymall.com. The Company maintains minimum levels of inventory related to products sold through the Company's channels. Substantially all products displayed in the Company's in-flight print catalogs and the Company's Web site are acquired from participating merchants when a customer places an order with the Company.

     CONSOLIDATION

     The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly owned subsidiaries, skymall.com, inc., Durham & Company, Disc Publishing, Inc., SkyMall Ventures, Inc. and SkyMall Media Ventures, Inc., and include all adjustments and reclassifications necessary to eliminate the effect of significant inter-company accounts and transactions.

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The condensed consolidated results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - RESTRUCTURING CHARGE

     In April 2000, the Company began execution of a plan to reduce costs and improve profitability, which resulted in the Company recording a one-time restructuring expense totaling $2.6 million in the second fiscal quarter ended June 30, 2000.

     Of the total restructuring charge, $880,000 relates to plans to discontinue various catalog programs that have not been profitable to the Company, including the international catalog program, as well as other specialty catalog programs. The ability to order products with international shipping destinations will continue to be available through the existing business infrastructure. Under the restructuring plan, the Company eliminated approximately 53 positions and 15 outside contractors in April 2000, resulting in a charge of $680,000. This cost included special termination benefits related to the reduction in force. The Company plans to consolidate operations located in New York and Utah to Phoenix resulting in closure and payroll costs of $1 million, which have been included in restructuring charges. The elimination of these locations will not result in a discontinuation of product lines, but will, instead, consolidate management and day-to-day operational control.

     Approximately $1.3 million of the total restructuring charge has been paid through June 30, 2000, of which approximately $228,000 relate to non-cash transactions relating to the write-off of assets. The remaining charge has been classified in current and non-current liabilities on the Consolidated Balance Sheet and will be funded through cash provided by operating activities.

NOTE 3 - NET LOSS PER COMMON SHARE

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


                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                               -------------------------     -------------------------
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Basic net income (loss) per common share:

     Net income (loss)                         $   (7,287)    $   (5,295)    $  (14,743)    $   (7,510)
                                               ==========     ==========     ==========     ==========

     Weighted average common shares            13,273,203      8,978,943     13,128,514      8,909,035
                                               ==========     ==========     ==========     ==========

     Basic per share amount                    $    (0.55)    $    (0.59)    $    (1.12)    $    (0.84)
                                               ==========     ==========     ==========     ==========

                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                               -------------------------     -------------------------
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Diluted net income (loss) per common share:

     Net income (loss)                         $   (7,287)    $   (5,295)    $  (14,743)    $   (7,510)
                                               ==========     ==========     ==========     ==========
     Weighted average common shares            13,273,203      8,978,943     13,128,514      8,909,035
     Options and warrants assumed exercised            --             --             --             --
                                               ----------     ----------     ----------     ----------
     Total common shares plus assumed
       exercises                               13,273,203      8,978,943     13,128,514      8,909,035
                                               ==========     ==========     ==========     ==========

     Diluted per share amount                  $    (0.55)    $    (0.59)    $    (1.12)    $    (0.84)
                                               ==========     ==========     ==========     ==========


     As a result of anti-dilutive effects, approximately 5,066 and 72,592 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2000, respectively.

NOTE 4 - SEGMENT AND RELATED INFORMATION

     The Company is a multi-channel specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. The Company's operations are classified into two reportable business segments: business-to-consumer and business-to-business. Business initiatives for the Company's two reportable business segments are managed separately while support functions are combined.

     The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty programs, workplace catalogs and the Company's Web sites. Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web site. All periods presented have been adjusted to reflect the new reportable business segments.

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

     Revenues and gross margin for the Company's reportable segments for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 are shown in the following tables (amounts in thousands):

Three Months Ended      Business-to-     Business-to-
June 30,                Consumer         Business         Corporate      Total
--------------------------------------------------------------------------------
2000
REVENUES                 $  15,141        $   1,841       $      -    $  16,982
Gross margin             $   6,764        $     523       $      -    $   7,287
Operating expenses       $       -        $       -       $ 14,468    $  14,468
Loss from operations                                                  $  (7,181)

--------------------------------------------------------------------------------
1999
REVENUES                 $  16,128        $   1,104      $      -     $  17,232
Gross margin             $   6,764        $     456      $      -     $   7,220
Operating expenses       $       -        $       -      $ 15,167     $  15,167
Loss from operations                                                  $  (7,947)
--------------------------------------------------------------------------------

Six Months Ended        Business-to-     Business-to-
June 30,                Consumer         Business         Corporate      Total
--------------------------------------------------------------------------------
2000
REVENUES                $   32,091       $    4,899      $      -     $  36,990
Gross margin            $   13,122       $    1,412      $      -     $  14,534
Operating expenses      $        -       $        -      $ 28,960     $  28,960
Loss from operations                                                  $ (14,426)

1999
--------------------------------------------------------------------------------
REVENUES                $   29,334       $    2,077      $      -     $  31,411
Gross margin            $   13,051       $      836      $      -     $  13,887
Operating expenses      $        -       $        -      $ 25,433     $  25,433
Loss from operations                                                  $ (11,546)
--------------------------------------------------------------------------------

     Identifiable assets available to support the Company's business-to-business segment approximate $4.5 million and $4.3 million at June 30, 2000 and 1999, respectively. The remaining assets which are combined to support the Company's two reportable business segments, approximate $33.8 million and $24 million at June 30, 2000 and 1999, respectively.

NOTE 5 - BUSINESS ACQUISITION

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

                                  Three months ended    Six months ended
                                       June 30,              June 30,
                                  ------------------    ----------------
                                        1999                  1999
                                      ---------            ---------
     REVENUES:
     SkyMall                          $  17,220            $  31,398
     Disc Publishing                         12                   13
                                      ---------            ---------
         Total Revenues               $  17,232            $  31,411
                                      =========            =========
     NET LOSS:
     SkyMall                          $  (5,202)           $  (7,290)
     Disc Publishing                        (93)                (220)
                                      ---------            ---------
         Net loss                     $  (5,295)           $  (7,510)
                                      =========            =========

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ended March 31, 2000. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

     In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $146,000 and $398,000 during the three months ended June 30, 2000 and 1999, respectively, and $653,000 and $588,000 for the six months ended June 30, 2000 and 1999, respectively.

     The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. The Company did not recognize any revenue or expenses from barter transactions during the three months and six months ended June 30, 2000. Barter revenue and expenses recognized during the three months and six months ended June 30, 1999 were $308,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition and should be read in conjunction with the attached Condensed Consolidated Financial Statements and Notes thereto and with the Company's audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Unless the context indicates otherwise, the terms "SkyMall," the "Company," "we," "us" or "ours" refer to SkyMall, Inc. and its subsidiaries, skymall.com, inc., Durham & Company, Disc Publishing, Inc., SkyMall Ventures, Inc. and SkyMall Media Ventures, Inc.

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

OVERVIEW

     Founded in 1989, SkyMall(R) is a multi-channel specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. SkyMall is best known for its in-flight catalog, which is available on more than 70% of all domestic airlines, reaching approximately 500 million domestic airline passengers annually. Through its skymall.com, inc. subsidiary, SkyMall offers an expanded selection of products and services to online shoppers. SkyMall provides a merchandise redemption program for a number of loyalty programs, allowing consumers to purchase SkyMall merchandise with loyalty points earned in other programs. Through Durham & Company, a SkyMall subsidiary, SkyMall offers high-quality logo merchandise via its catalogs, workplace initiatives and the durham.skymall.com Web site. SkyMall's subsidiary, SkyMall Ventures, Inc., is responsible for the Company's broadband, new media and business-to-business custom loyalty initiatives. Through its SkyMall Media Ventures, Inc. subsidiary, the Company intends to develop interactive media content in cooperation with participants from numerous industries, including retail, entertainment and services, and intends to distribute optical media, including CD-ROMs and DVDs, at no cost to the consumer, across SkyMall's distribution channels.

     Our principal executive offices are located at and our mailing address is 1520 East Pima Street, Phoenix, Arizona 85034. Our telephone number is (602) 254-9777.

OUR OPERATIONS

     SkyMall operates two distinct business segments, which include its business-to-consumer and business-to-business initiatives. The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty programs and catalogs, workplace catalogs, and the Company's Web site.

BUSINESS-TO-CONSUMER SEGMENT

     OVERVIEW

     SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered by SkyMall, both in its print catalogs and on its skymall.com Web site, is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we offer our customers a diverse variety of products from numerous retailers and product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. Some of the retailers who offer their products and/or services through our print catalogs or on our Web site are: American Historic Society, Balducci's, Canadian Geographic, Frontgate(R), FTD.com, garden.com(TM), Hammacher Schlemmer(R), Improvements(R), Lillian Vernon(R), L.L. Bean(R), Magellan's(R), Orvis(R), Plow & Hearth(R), Reliable Home OfficE, SEIKO Instruments, Successories(R), The Sharper Image(R), T. Shipley(R), and The Wine Enthusiast(TM).

     PRINT MEDIA

     GENERAL. We market our merchandise through a number of print media, including our in-flight catalogs. The merchandise of each participating merchant in our catalogs is presented in a separate section of each catalog to allow browsing from "store-to-store," providing the convenience and variety of an upscale shopping mall environment. Our print media provides consumers with a selection of only the best-selling products from our most well-known merchant partners. This ensures that consumers quickly see the most popular items, without having to review hundreds of items that may be of little interest. Through our skymall.com Web site, we offer online consumers a larger product selection.

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

     OTHER PRINT MEDIA PROGRAMS. The SkyMall catalogs are also available on certain Northeastern routes of Amtrak.

     ELECTRONIC MEDIA

     GENERAL. We launched our first Internet Web site in January of 1996 and since then have continued to refine and develop our e-commerce strategies. In 1999, we devoted substantial financial, marketing, technical and personnel resources to further develop our electronic commerce initiatives. Our strategies in this area included, among other things, (i) significantly improving the look and feel, as well as the speed, performance and search functionality of our Web sites, (ii) further development of our technology and other business infrastructures used to convey orders and provide order status information to our customers, (iii) conducting marketing and other promotional campaigns through both online and off-line media designed to enhance brand awareness of the SkyMall name and drive traffic to our Web site, (iv) significantly increasing the selection and variety of products for our programs, and (v) developing non-product travel-related content for our Web site that encourages consumers to visit our site for information as well as shopping. In February 2000, we re-launched our Web site, skymall.com, representing the culmination of our year-long technology development efforts. The new site includes both improvements to the consumer shopping experience, as well as significant advances in the overall performance, speed and stability of the site. Our new Web site is more consumer-friendly due to improved navigation capabilities, new features and an enhanced search engine, which enables customers to search and define their shopping needs. The most noticeable change for consumers is the redesign of our home page, which is visually more appealing with key consumer features prominently displayed. In addition, based on formal user testing surveys, the flow of the user checkout process has been vastly simplified. Using data modeling, skymall.com created its newest feature, the Gift Shop, with a search feature that enables the user to shop according to occasion, price categories and gender. Data modeling also has been used more extensively on the Web site to sort by category and sub-category, which enables customers to search and define their shopping needs faster and easier. In addition, we have added e-reminders, e-cards and wishlist functionality, together with a "specials" area, which features new promotions on a regular basis to encourage consumers to return to the site to take advantage of special offers.

BUSINESS-TO-BUSINESS SEGMENT

     OVERVIEW

     SkyMall's business-to-business segment provides unique solutions for corporate clients. In particular, this segment offers retail merchandise services through loyalty programs, workplace catalogs and the Company's various Web sites. Through these initiatives, SkyMall offers custom solutions to loyalty programs for redemption of program points for SkyMall merchandise. The workplace catalog presents high-quality, customized logo merchandise. Additionally, the skymall.com Web site provides our affiliate partners a mechanism to offer products to their customer bases.

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

     INCENTIVE AND LOYALTY PROGRAMS.

     In March 2000, SkyMall entered into an agreement with The GM Card(R), a division of General Motors Corporation(R), to provide a unique selection of merchandise to customers who use The GM Card(R) and acquire The New GM CardSM, allowing its card members to redeem earnings for non-vehicle offers including unique merchandise from skymall.com. In April 2000, SkyMall entered into an agreement with employeesavings.com to join its network of premium product and service providers offering exclusive savings to more than 1.4 million Fortune 1000 employees and their families, and an agreement with ISP Channel, SoftNet Systems, Inc.'s wholly-owned broadband Internet access-over-cable service provider, to provide e-commerce opportunities for its customers by establishing a co-branded closed e-commerce link from ISP Channel Neighborhood Web sites to SkyMall's skymall.com Web site. In May 2000, the Company entered into an agreement with Hilton Hotels Corporation to develop co-branded retail and custom shopping solutions from Hilton's corporate website. The travelers e-shop, which debuted at the beginning of June, consists of a customized Internet shopping site from WWW.HILTON.COM. This "virtual mall" allows customers to make purchases from a wide array of SkyMall's premier merchants. Both Hilton and SkyMall promote the travelers e-shop program through newsletters and brochures, e-mails, direct mail campaigns and other targeted communications to their respective customers. Under the same agreement, the Company's subsidiary, Durham & Company, will establish a separate Internet portal for meeting planners, businesses, associations and other organizations to purchase incentive awards and order corporate logo merchandise for the thousands of meetings and conventions held at Hilton's portfolio of properties each year.

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

     OTHER ELECTRONIC MEDIA.

     SKYMALL VENTURES, INC. AND SKYMALL MEDIA VENTURES, INC. Our subsidiary, SkyMall Ventures, Inc., is responsible for the Company's broadband, new media and business-to-business custom loyalty initiatives. Through our subsidiary, SkyMall Media Ventures, Inc. ("SMV"), we intend to develop interactive media content in cooperation with participants from numerous industries, including retail, entertainment and services, and intend to distribute optical media, including CD-ROMs and DVDs, at no cost to the consumer, across SkyMall's distribution channels. On June 20, 2000, the Company entered into an investment agreement with MRT Technology, LLC. ("MRT"), the North American subsidiary of Ritek Corporation. Under the agreement, MRT agreed to invest up to $15 million in SMV through an in-kind contribution of optical discs, in consideration for up to a 30% equity interest in SMV, subject to certain terms and conditions as set forth in the agreement.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

     REVENUES FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Merchandise sales, net          $13,150            2%       $12,922
     Placement fees and other        $ 3,832          (11)%      $ 4,310
     Total revenues                  $16,982           (2)%      $17,232

     REVENUES FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Merchandise sales, net          $28,795           27%        $22,740
     Placement fees and other        $ 8,195           (6)%       $ 8,671
     Total revenues                  $36,990           18%        $31,411

     Net merchandise sales are composed of the selling price of merchandise and services sold by the Company, net of returns. Growth in net merchandise sales in the three months ended June 30, 2000, reflects an increase in business-to-business sales of $705,000, and a decrease in business-to-consumer sales of $477,000. Growth in net merchandise sales in the six months ended June 30, 2000 reflects an increase in business-to-business sales of $2.7 million and an increase in business-to-consumer sales of $3.4 million. Placement fees and other are composed of fees paid by participating merchants to include their products or advertisements in the Company's print and electronic media, outbound shipping charges to customers and other revenues. Placement fees and other decreased by $477,000, or 11%, for the three months ended June 30, 2000, and $165,000, or 6%, for the six months ended June 30, 2000.

     GROSS MARGIN FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Gross margin                    $ 7,287            1%        $ 7,220
     Gross margin percentage            43%                          42%

     GROSS MARGIN FOR SIX MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Gross margin                    $14,534            5%        $13,887
     Gross margin percentage            39%                          44%

     Gross margin consists of revenues less the cost of goods sold, which consists of the cost of merchandise sold to customers as well as outbound and inbound shipping costs. Gross margin remained level in absolute dollars, while the gross margin percentage increased in the three months ended June 30, 2000, reflecting an improvement in the mix of variable commission and fixed placement fee merchant agreements. Gross margin increased by $646,000 in absolute dollars, while gross margin percentage decreased by five percentage points in the six months ended June 30, 2000. This is due in part to the increse in volume generated through variable commission agreements.

     OPERATING EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Media expenses                  $ 3,265           29%        $ 2,538
     Selling expenses                $ 1,017          (11)%       $ 1,136
     Customer service and
       Fulfillment expenses          $ 1,131          (16)%       $ 1,350
     General and administrative
       Expenses                      $ 6,460          (36)%       $10,143
     Restructuring charge            $ 2,595            0%        $     0


         OPERATING EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Media expenses                  $ 6,291           22%        $ 5,140
     Selling expenses                $ 2,103            7%        $ 1,970
     Customer service and
       Fulfillment expenses          $ 2,873           (7)%       $ 3,083
     General and administrative
       Expenses                      $15,098           (1)%       $15,240
     Restructuring charge            $ 2,595            0%        $     0


     Media expenses consist of the cost to produce and distribute our in-flight print catalogs and CD-ROM and DVD products. The media expenses increase in the three months ended June 30, 2000 was $728,000, of which $794,000 was due to an increase in paper and processing costs, $193,000 was due to an increase related to the CD-ROM and DVD programs, and $259,000 was due to a decrease in catalog circulation. The media expenses increase in the six months ended June 30, 2000 was $1.2 million, of which $1.7 million was due to an increase in paper and processing costs, $200,000 was due to an increase related to the CD-ROM and DVD programs, and $704,000 was due to a decrease in catalog circulation.

     Selling expenses consist primarily of commissions paid to marketing partners and are variable in nature. The decrease in selling expenses for the three months ended June 30, 2000 reflects the decrease in sales volume in business-to-consumer net merchandise sales. The increase in selling expenses for the six months ended June 30, 2000 reflects the increase in sales volume in business-to-consumer net merchandise sales.

     Customer service and fulfillment expenses consist of costs to maintain a full-service customer contact and order fulfillment center that generally vary in correlation to net merchandise sales. Customer service and fulfillment decreased in absolute dollars, but remained level as a percent of net merchandise sales for the three months ended June 30, 2000. Customer service and fulfillment decreased in absolute dollars and as a percent of net merchandise sales for the six months ended June 30, 2000.

     General and administrative expenses consist primarily of department expenses, except customer service and fulfillment expenses, including payroll and related costs, professional fees, marketing, information technology and general corporate expenses. The decreases in general and administrative expenses of $3.7 million for the three months ended June 30, 2000, are a result of changes in the following areas: $2.7 million decrease related to the sales tax litigation settlement recorded in 1999; $1.2 million decrease in other general and administrative expenses including salaries, consulting and new business development related to a reduction in force and restructuring; $700,000 decrease in marketing expense; $300,000 increase in information technology development and support due to a shift of capitalized projects in 1999 to maintenance and support programs in 2000; and $600,000 increase in depreciation primarily due to investments in information technology made in 1999 that are now being depreciated. The decreases in general and administrative expenses of $1.3 million for the six months ended June 30, 2000, are a result of changes in the following areas: $2.7 million decrease related to the sales tax litigation settlement recorded in 1999; $1.9 million decrease in other general administrative expenses, including salaries and consulting fees related to a reduction in work force and restructuring; $2.1 million increase in information technology development and support due to a shift of capitalized development projects in 1999 to maintenance and support programs in 2000; and $1.2 increase in depreciation primarily due to investments in information technology made in 1999 that are now being depreciated.

     INTEREST EXPENSE FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Interest expense                  $225          2,400%         $9


     INTEREST EXPENSE FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Interest expense                  $375          1,775%        $20


     Interest expense consists of interest paid on the various debt obligations of the Company. The interest expense increase of $216,000 and $355,000 for the three and six months ended June 30, 2000 is a result of additional borrowings, primarily from the Company's revolving line of credit.

     INTEREST  AND OTHER  INCOME  (EXPENSE)  FOR THE THREE MONTHS ENDED JUNE 30,
2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Interest and other income
       (expense)                       $119            80%         $66


     INTEREST AND OTHER INCOME (EXPENSE) FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Interest and other income
       (expense)                       $ 58           (59)%        $143


     Interest and other income (expense) consist primarily of interest income on cash and marketable securities and bank fees. Interest income increased in the three and six months ended June 30, 2000 due to higher average account balances.

     INCOME TAXES FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Provision (benefit) for
       income taxes                    $0               0%       $(2,595)


     INCOME TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

     Provision (benefit) for
       income taxes                    $0               0%       $(3,913)


     No income tax benefit was recorded in 2000. The income tax benefit for 1999 is due to operating losses for income tax purposes which are available to carryback and apply against prior years taxable income resulting in an income tax refund and carryforward to offset future taxable income. The Company has approximately $38 million of federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's cash balance was $11.1 million, compared to $761,000 at June 30, 1999. Cash used in operating activities of $16.3 million and $8.9 million for the six months ended June 30, 2000 and 1999, respectively, was primarily attributable to the net loss and a decrease in accounts payable, accrued expenses and unearned revenue offset by a decrease in accounts receivable. Cash used in investing activities of $513,000 and $3.0 million for the six months ended June 30, 2000 and 1999, respectively, was due primarily to investments in information technology.

     Cash provided by financing activities of $11.8 million for the six months ended June 30, 2000, resulted primarily from long-term debt borrowings of $4.4 million, issuance of approximately $5.0 million of common stock from the completion of a private placement in June 2000 with net proceeds of $4.5 million, and the exercise of stock options and warrants resulting in net proceeds of $2.9 million. Cash provided by financing activities of $4.8 million for the six months ended June 30, 1999, resulted from the issuance of $2.0 million of common stock from the exercise of stock options and warrants and long-term debt borrowings of $2.8 million.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

     At June 30, 2000, the Company had negative net working capital of $6.6 million and cash and cash equivalents of $11.1 million. On June 30, 1999, the Company secured a $10 million revolving line of credit at a bank, under the terms of which $5 million was immediately available and the remaining $5 million was to become available, subject to certain conditions, upon the Company raising a minimum of $15 million in subordinated debt and/or equity. In the fourth quarter of 1999, the Company raised approximately $25 million in separate private equity transactions, resulting in the entire $10 million being available to the Company under such credit line that becomes due in May 2001. As of August 11, 2000, a total of $9.4 million had been drawn on the line of credit. As of August 11, 2000, certain provisions of the credit line have limited the amount currently available under the credit line to $8.3 million. Accordingly, $1.1 million is currently payable on the credit line.

     On November 4, 1999, the Company completed a private placement of approximately $8 million in shares of the Company's common stock and warrants to purchase additional shares of common stock (the "November Private Offering"). In December 1999, the Company completed two additional private placements, the first for approximately $9.1 million in shares of Series A Junior Convertible Preferred Stock ("Series A Preferred") of the Company (the "Series A Private Offering") and the second for approximately $8 million in shares of Series B Junior Convertible Preferred Stock ("Series B Preferred") of the Company (the "Series B Private Offering"). On March 10, 2000, the Company held a special meeting of shareholders and received approval from the shareholders to convert the Series A and Series B Preferred into 1,304,571 and 1,142,857 shares of common stock, respectively. The shares of Series A and Series B Convertible Preferred Stock were automatically convertible into shares of common stock upon approval by the Company's shareholders. The accompanying consolidated financial statements have been adjusted to reflect the conversion of the Series A and Series B Preferred into common stock as of December 31, 1999. In addition, on June 30, 2000, the Company completed a private placement of approximately $5 million in shares of the Company's common stock (the "June 2000 Private Offering"). See Part II, Item 2, "CHANGES IN SECURITIES AND USE OF PROCEEDS" for complete details regarding the Private Offerings. The funds received from the Private Offerings will be used for working capital purposes.

     The Company plans to finance its working capital needs and capital expenditures through a combination of funds from operations and its existing bank line of credit. See also, "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

     WE REPORTED LOSSES IN FISCAL 1999 AND THE FIRST SIX MONTHS OF FISCAL 2000. While we have been profitable in the past, and are planning to be profitable by the fourth quarter of 2000, we incurred a net loss of approximately $24.1 million for the fiscal year ended December 31, 1999, and net losses of approximately $7.4 million and $7.3 million for the fiscal quarters ended March 31, 2000 and June 30, 2000, respectively. We expect to experience fluctuations in our future operating results due to a variety of factors, many of which are outside the Company's control, including the following:

     o    the demand for our products and services,
     o    the level of competition in the merchants we serve,
     o    our success in maintaining and expanding our distribution channels,
     o our success in attracting and retaining motivated and qualified personnel,
     o    our development and marketing of new products and services,
     o    our ability to control costs, and
     o    general economic conditions.

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

     DEPENDENCE ON CHANNEL RELATIONSHIPS. Our business depends significantly on our relationships with the airlines, affiliate Web sites, hotels and other channel partners. Some of our agreements with our channel partners are short-term allowing the partner to terminate the relationship on 90 days' advance notice. There is no assurance that our channel partners will continue their relationships with us, and the loss of one or more of our significant channel partners could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     WE FACE CREDIT RISKS. Some participating merchants agree to pay a placement fee to us for including their merchandise in our programs. We record an account receivable from the merchant for the placement fee. In some cases, we collect the placement fee either from the merchant or by withholding it from amounts due to the merchant for merchandise we purchase from program participants. To the extent that the placement fee receivable exceeds the sales of the merchant's products and the merchant is unable or unwilling to pay the difference to us, we may experience credit losses, which could have a material adverse effect on our business, financial condition and results of operations.

     WE ARE VULNERABLE TO INCREASES IN PAPER COSTS AND AIRLINE FUEL PRICES. The cost of paper used to print our catalogs and the fees paid to airlines to reimburse them for the increased fuel costs associated with carrying our catalogs are significant expenses of our operations. Historically, paper and airline fuel prices have fluctuated significantly from time to time. Prices in the paper and airline fuel markets can and often do change dramatically over a short period of time. Any significant increases in paper or airline fuel costs that we must pay could have a material adverse effect on our business, financial condition and results of operations.

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

     BECAUSE WE DEPEND ON COMPUTER SYSTEMS, A SYSTEMS FAILURE WOULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS. Our business, financial condition and results of operations could be materially and adversely affected by any event that interrupts or delays our operations. Our business depends on the efficient and uninterrupted operation of our servers and communications hardware systems and infrastructure. Any sustained or repeated systems interruptions that cause our Web sites to become unavailable for use would result in our inability to service our customers. While we have taken precautions against systems failure, interruptions could result from our failure to maintain our computer systems and equipment in effective working order, as well as natural disasters, power loss, telecommunications failure, and similar events. We currently maintain our computer systems at offices located in Arizona.

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

     WE RELY UPON CERTAIN KEY PERSONNEL. We depend on the continued services of Robert M. Worsley, our chairman and chief executive officer, and on the services of certain other executive officers. The loss of Mr. Worsley's services or of the services of certain other executive officers could have a material adverse effect on our business.

     THE WORSLEYS, WAND PARTNERS INC.AND/OR RS GROWTH GROUP, LLC CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of August 11, 2000, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,830,280 shares, or approximately 30.5% of our outstanding common stock, and Wand Partners Inc. beneficially owned 2,114,286 shares, or approximately 13.4% of our outstanding common stock. David
J. Callard, the President of Wand Partners Inc., and Mr. Worsley are members of the Board of Directors of the Company. In addition, RS Diversified Growth Fund, The Paisley Fund, The Paisley Pacific Fund, RS Emerging Growth Pacific Partners, RS Emerging Growth Partners LP and RS Premium Partners LP (collectively, the "RS Funds"), as a group, own a total of 1,657,857 shares of Common Stock of the Company, or 10.5% as of August 11, 2000. RS Growth Group LLC , as the General Partner of the RS Funds beneficially controls such shares. As a result, the Worsleys, Wand Partners and RS Growth Group LLC have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys, Wand Partners and RS Growth Group LLC may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

     THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE. The market price of our common stock has been highly volatile. Occurrences that could cause the trading price of our common stock to fluctuate dramatically in the future include:

     o    new merchant agreements
     o the acquisition or loss of one or more airline, electronic commerce or other channel partners
     o    fluctuations in our operating results
     o analyst reports, media stories, Internet chat room discussions, news broadcasts and interviews
     o market conditions for retailers and electronic commerce companies in general o changes in airline fuel, paper or our other significant expenses
     o    changes in the purchase price for products acquired from our merchants

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

     OUR OUTSTANDING SHARES MAY BE DILUTED. The market price of our common stock may decrease as more shares of common stock become available for trading. Certain events over which you have no control result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in SkyMall. We may issue additional shares of common stock or preferred stock:

     o    to raise additional capital or finance acquisitions; or
     o    upon the exercise or conversion of outstanding options and warrants

     As of August 11, 2000, there were outstanding warrants and options to acquire up to 3,395,753 shares of common stock at exercise prices ranging from $2.00 to $24.50 per share. If exercised, these securities will dilute the percentage ownership of holders of outstanding common stock of the Company. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which was to be applied prospectively, is effective for the Company's quarter ended March 31, 2000. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

     In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $146,000 and $398,000 during the three months ended June 30, 2000 and 1999, respectively, and $653,000 and $588,000 for the six months ended June 30, 2000 and 1999, respectively.

     The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. The Company did not recognize any revenue or expenses from barter transactions during the three months and six months ended June 30, 2000. Barter revenue and expenses recognized during the three months and six months ended June 30, 1999 were $308,000.

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

SEGMENT DISCLOSURE

     The Company is a multi-channel specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. The Company's operations are classified into two reportable business segments: business-to-consumer and business-to-business. Business initiatives for the Company's two reportable segments are managed separately while support functions are combined.

     The business-to-consumer segment provides retail merchandise service through its in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty catalogs, workplace catalogs and the Company's Web sites. Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web sites. All periods presented have been adjusted to reflect the new reportable business segments.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risk exposure is limited to the interest rate risk associated with out credit instruments. We incur interest on loans made under a revolving line of credit at a variable interest rate. We had outstanding borrowings on the line of credit of approximately $9.4 million at June 30, 2000.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     JUNE 2000 PRIVATE PLACEMENT. In June 2000, the Company completed a private placement of approximately $5 million in shares of the Company's common stock pursuant to a Stock Purchase Agreement dated as of June 30, 2000 (the "June 2000 Private Offering"). A total of 2,483,000 shares of common stock were issued at a purchase price of $2.00 per share. In addition, an aggregate of 179,813 warrants to purchase shares of the Company's common stock were issued to the placement agents in the June 2000 Private Offering, with exercise prices ranging from $2.00 to $7.50 per share, and, pursuant to the anti-dilution provisions of warrants previously issued by the Company to an advisor, as a result of the June 30, 2000 private placement, an additional 16,479 warrants to purchase 16,479 shares of common stock of the Company were issued to such advisor. The funds received from the June 2000 Private Offering will be used primarily to fund SkyMall's working capital requirements. The common stock issued in the June 2000 Private Offering and the warrants issued in connection therewith were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     NOVEMBER 1999 PRIVATE PLACEMENT. In November 1999, the Company completed a private placement of approximately $8 million in shares of the Company's common stock and warrants to purchase additional shares of common stock pursuant to a Stock and Warrant Purchase Agreement dated as of November 2, 1999 (the "November 1999 Private Offering"). A total of 1,142,885 shares of common stock were issued at a purchase price of $7.00 per share, together with warrants to purchase an additional 571,444 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's common stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of approximately 129,136 warrants to purchase shares of the Company's common stock were issued to the placement agents in the Private Offering, with exercise prices ranging from $8.10 to $9.12 per share. The funds received from the November 1999 Private Offering will be used primarily to fund SkyMall's working capital requirements. The common stock and warrants issued in the November 1999 Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     DECEMBER 1999 PRIVATE PLACEMENT OF SERIES A JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $9 million in shares of the Company's Series A Junior Convertible Preferred Stock (the "Series A Preferred") and warrants to purchase additional shares of common stock (the "Series A Private Offering") pursuant to a Stock and Warrant Purchase Agreement dated as of December 20, 1999 (the "December 20, 1999 Agreement"). A total of 91,320 shares of Series A Preferred were issued to investors, together with warrants to purchase an additional 652,289 shares of common stock (the "Investor Warrants"). The Investor Warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of 200,742 warrants to purchase shares of the Company's common stock were issued to the placement agents in the Series A Private Offering, with exercise prices ranging from $7.00 to $9.12 per share. The funds received from the Series A Private Offering will be used primarily to fund SkyMall's working capital requirements. The Series A Preferred and warrants issued in the Series A Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

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

     In April and May 2000, 339,286 of the Investor Warrants were exercised, resulting in net proceeds to the Company of $ 2,714,288.

     DECEMBER 1999 PRIVATE PLACEMENT OF SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $8 million in shares of the Company's Series B Junior Convertible Preferred Stock (the "Series B Preferred") and warrants to purchase additional shares of common stock (the "Series B Private Offering") pursuant to a Stock and Warrant Purchase Agreement dated as of December 30, 1999 (the "December 30, 1999 Agreement"). A total of 80,000 shares of Series B Preferred were issued to investors, together with warrants to purchase an additional 571,429 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of 34,286 warrants to purchase shares of the Company's common stock were issued to the placement agent in the Series B Private Offering, with an exercise price of $7.00 per share, and 250,000 warrants to purchase shares of the Company's common stock were issued to an advisor in connection with the Series B Private Offering, with an exercise price of $8.00 per share. The funds received from the Series B Private Offering will be used primarily to fund SkyMall's working capital requirements. The Series B Preferred and warrants issued in the Series B Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

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

     ADDITIONAL WARRANT ISSUANCES

     SHORELINE PACIFIC. Shoreline Pacific Institutional Finance ("Shoreline") acted as an advisor to the Company in connection with the Company's November 1999 private placement and, as such, received warrants to purchase shares of the Company's common stock. Such warrants contain anti-dilution provisions which required the issuance of additional warrants in connection with the December 20, 1999 and December 30, 1999 private placements, and, as a result of the June 30, 2000 private placement, required the issuance of an additional 16,479 warrants to purchase 16,479 shares of common stock of the Company. Pursuant to the terms of the agreement between the Company and Shoreline, such warrants have been issued to Shoreline Pacific Equity Ltd. and certain employees of Shoreline Pacific Institutional Finance.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting"). Stockholders representing 10,918,779 shares, or 83.22% of the shares entitled to vote at the Annual Meeting, were present in person or by proxy. All of the directors standing for re-election were elected at the Annual Meeting and all of the proposals were passed. The following sets forth the voting results on the election of directors and the proposals submitted to shareholders at the Annual Meeting:

     1. Proposal 1 - Approval of an amendment to the Company's Articles of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered three-year terms of office. Proposal 1 was passed by 75.14% of the shareholders voting thereon, as follows:

         VOTES FOR              VOTES AGAINST             ABSTENTIONS

         8,204,902                 296,981                  37,520

     2. Proposal 2 - To elect five directors to the Board of Directors to serve for terms of one to three years, respectively, or until their successors are elected and qualified if Proposal No. 1 is approved, or to elect the same persons as directors for a term of one year if Proposal No. 1 is not approved. Proposal 1 was passed, and the following directors were elected for the terms of office set forth opposite their names, below:

                                      TERM                          VOTES
             DIRECTOR        CLASS   EXPIRES     VOTES FOR         WITHHELD

         Lyle R. Knight         I     2001       10,824,992         93,787
         Thomas J. Litle       II     2002       10,823,582         95,197
         Randy Petersen        II     2002       10,824,742         94,037
         Robert M. Worsley    III     2003       10,823,967         94,812
         David J. Callard     III     2003       10,825,362         93,417

     3. Proposal 3 - To approve amendments to the Company's Non-Employee Director Stock Option Plan (the "Director Plan") to (i) increase the aggregate number of shares available for issuance thereunder from 100,000 to 375,000 and
(ii) to increase the automatic grants under the Director Plan to 25,000 options upon election to the Board and 7,500 options annually subject to the terms and conditions of the Director Plan. Proposal 3 was passed by 94.51% of the shareholders voting thereon, as follows:

         VOTES FOR              VOTES AGAINST             ABSTENTIONS

         10,318,850                578,904                  21,025

     4. Proposal 4 - Ratification of the appointment of Arthur Andersen L.L.P. as independent public accountants of the Company for the fiscal year ending December 31, 2000. Proposal 4 was passed by 99.33% of the shareholders voting thereon, as follows:

         VOTES FOR              VOTES AGAINST             ABSTENTIONS

         10,845,870                 56,944                  15,965

ITEM 5. OTHER INFORMATION

     Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

         The following exhibits are included herein:

EXHIBIT                                                                 METHOD
NUMBER   DESCRIPTION                                                   OF FILING

  4.1    Form of Warrant issued to Shoreline, et al.                      (1)
  4.2    Form of Warrant issued to Schneider Securities, Inc.
         and Budd Zuckerman as placement agents in the June 30,
         2000 private placement                                           (1)
  4.3    Form of Warrant issued to Ryan, Beck & Co., Inc., et al.
         as placement agents in the June 30, 2000 private placement       (1)
10.1(a)  Stock Purchase Agreement between the Company and the
         investors in the June 30, 2000 private placement                 (1)
10.1(b)  Registration Rights Agreement between the Company and
         the investors in the June 30, 2000 private placement             (1)
10.2     Employment Agreement between the Company and Cary L. Deacon      (2)
27       Financial Data Schedule                                          (2)

-------------

(1)  Incorporated by reference to Form S-3 Registration Statement #333-41498
(2)  Filed herewith

     (B) REPORTS ON FORM 8-K.

     On May 8, 2000, the Company filed a Report on Form 8-K to announce its financial results for the quarter ended March 31, 2000.

     On June 30, 2000, the Company filed a Report on Form 8-K to announce that it had entered into an investment agreement with MRT Technology, LLC. ("MRT"), the North American subsidiary of Ritek Corporation. Under the agreement, MRT agreed to invest up to $15 million in SkyMall's new subsidiary, SkyMall Media Ventures, Inc. ("SMVI"), in consideration for up to a 30% equity interest in SMVI. SMVI intends to develop interactive media content in cooperation with participants from numerous industries, including retail, entertainment and services.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SkyMall, Inc.


Date: August 14, 2000                      By: /s/ Robert M. Worsley
                                               ---------------------------------
                                              Robert M. Worsley
                                              Chairman of the Board
                                              (Chief Executive Officer)


Date: August 14, 2000                      By: /s/ Lynne Berreman
                                               ---------------------------------
                                               Lynne Berreman
                                               Senior Director of Accounting &
                                               Finance & Corporate Controller
                                               (Principal Accounting Officer)