Form 10-Q
period 2000-09-30
SKYMALL INC
filed 2000-11-14
CIK 862841

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

     For the quarterly period ended SEPTEMBER 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of November 10, 2000, there were 15,817,420 shares of the Common Stock, $.001 par value, of the Company outstanding and no shares of preferred stock outstanding.

================================================================================

                                  SkyMall, Inc.

                                      INDEX


                                                                            PAGE
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2000
            and December 31, 1999........................................     3
         Condensed Consolidated Statements of Operations - Three
            and Nine months ended September 30, 2000 and 1999............     4
         Condensed Consolidated Statements of Cash Flows - Nine
            Months ended September 30, 2000 and 1999.....................     5
         Notes to Condensed Consolidated Financial Statements............     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    27


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    29
Item 2.  Changes in Securities and Use of Proceeds.......................    29
Item 3.  Defaults Upon Senior Securities.................................    31
Item 4.  Submission of Matters to a Vote of Security Holders.............    31
Item 5.  Other Information...............................................    32
Item 6.  Exhibits and Reports on Form 8-K................................    32

Signatures...............................................................    33

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SkyMall, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                   September 30,    December 31,
                                                       2000             1999
                                                   -------------    ------------
                     ASSETS                         (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $  8,313         $ 16,060
   Accounts receivable, net                             5,796           11,994
   Inventory                                              756            1,300
   Income tax receivable                                   18              968
   Prepaid catalog costs and other                      2,943            2,914
                                                     --------         --------
       Total current assets                            17,826           33,236

Property and equipment, net                            11,703           12,869
Goodwill, net                                           2,663            2,817
Other assets, net                                       1,140            1,327
                                                     --------         --------
       Total assets                                  $ 33,332         $ 50,249
                                                     ========         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $ 15,667         $ 24,136
     Accrued liabilities                                2,226            3,979
     Unearned revenue                                     538            1,298
     Current portion of notes payable
       and capital leases                               8,417               28
     Current portion of restructuring reserve             195                0
                                                     --------         --------
       Total current liabilities                       27,043           29,441

Notes payable and capital leases, net
   of current portion                                     180            5,190
Non-current portion of restructuring reserve              384                0
                                                     --------         --------
       Total liabilities                               27,607           34,631
                                                     --------         --------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Common stock                                            16               13
   Additional paid-in capital                          41,173           33,884
   Accumulated deficit                                (35,464)         (18,279)
                                                     --------         --------
       Total shareholders' equity                       5,725           15,618
                                                     --------         --------
       Total liabilities and shareholders' equity    $ 33,332         $ 50,249
                                                     ========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except shares and per share data)
                                   (Unaudited)

                                                                   Three months ended          Nine months ended
                                                                      September 30,               September 30,
                                                              --------------------------   --------------------------
                                                                  2000          1999           2000          1999
                                                              ------------  ------------   ------------  ------------
REVENUES:
   Merchandise sales, net                                     $    11,984   $    12,337    $    40,779   $    35,077
   Placement fees and other                                         4,316         4,058         12,510        12,729
                                                              -----------   -----------    -----------   -----------
             Total revenues                                        16,300        16,395         53,289        47,806

COST OF GOODS SOLD                                                  9,047         9,213         31,502        26,736
                                                              -----------   -----------    -----------   -----------
             Gross margin                                           7,253         7,182         21,787        21,070
                                                              -----------   -----------    -----------   -----------
OPERATING EXPENSES:
   Media expenses                                                   2,694         3,686          8,986         8,825
   Selling expenses                                                 1,020         1,219          3,123         3,190
   Customer service and fulfillment expenses                        1,146         1,441          4,019         4,524
   General and administrative expenses                              4,742         7,234         19,841        22,474
   Restructuring charge                                                --            --          2,595            --
                                                              -----------   -----------    -----------   -----------
             Total operating expenses                               9,602        13,580         38,564        39,013
                                                              -----------   -----------    -----------   -----------
LOSS FROM OPERATIONS                                               (2,350)       (6,398)       (16,777)      (17,943)
   Interest expense                                                   230           129            605           150
   Interest and other income                                          137            39            195           182
                                                              -----------   -----------    -----------   -----------
LOSS BEFORE INCOME TAXES                                           (2,442)       (6,488)       (17,187)      (17,911)
   Income tax benefit                                                  --        (3,044)            --        (6,957)
                                                              -----------   -----------    -----------   -----------
NET LOSS                                                      $    (2,442)  $    (3,444)   $   (17,187)  $   (10,954)
                                                              ===========   ===========    ===========   ===========
BASIC NET LOSS PER COMMON SHARE                               $     (0.15)  $     (0.38)   $     (1.22)  $     (1.22)
                                                              ===========   ===========    ===========   ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                      15,817,420     9,027,000     14,031,358     8,959,000
                                                              ===========   ===========    ===========   ===========
DILUTED NET LOSS PER COMMON SHARE                             $     (0.15)  $     (0.38)   $     (1.22)  $     (1.22)
                                                              ===========    ==========    ===========   ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                    15,817,420    9,027,000      14,031,358     8,959,000
                                                              ===========    ==========    ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Nine months ended
                                                            September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $   (17,187)   $   (10,954)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                           3,051          1,475
   Changes in operating assets and liabilities            (2,786)          (818)
                                                     -----------    -----------
        Net cash used in operating activities            (16,922)       (10,297)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (1,491)        (6,243)
                                                     -----------    -----------
        Net cash used in investing activities             (1,491)        (6,243)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock
     and warrants                                          7,292          2,175
   Proceeds from notes payable                             4,400          7,400
   Payments on notes payable and capital
     leases, net                                          (1,026)           (41)
                                                     -----------    -----------
        Net cash provided by financing activities         10,666          9,534
                                                     -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                     (7,747)        (7,006)

CASH AND CASH EQUIVALENTS,
   beginning of period                                    16,060          7,951
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS,
   end of period                                     $     8,313    $       945
                                                     ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30 2000
                                   (Unaudited)


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

         CONSOLIDATION

         The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly-owned subsidiaries, skymall.com, inc., Durham & Company, Disc Publishing, Inc., SkyMall Ventures, inc. and SkyMall Media Ventures, Inc., and include all adjustments and reclassifications necessary to eliminate the effect of significant inter-company accounts and transactions.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - RESTRUCTURING CHARGE

         In April 2000, the Company began execution of a plan to reduce costs and improve profitability, which resulted in the Company recording a one-time restructuring expense totaling $2.6 million in the second fiscal quarter ended June 30, 2000, of which $228,000 relates to non-cash transactions relating to the write-off of assets.

         Approximately $2.0 million of the total restructuring charge has been paid through September 30, 2000. The remaining charge has been classified in current and non-current liabilities on the Consolidated Balance Sheet and will be funded through cash provided by operating activities.

         Of the total restructuring charge taken in June, 2000, $1.0 million related to plans to discontinue various catalog programs that had not been profitable to the Company, including the international catalog program, as well as other specialty catalog programs. This part of the plan has been executed and completed. The ability to order products with international shipping destinations will continue to be available through the existing business infrastructure. Under the restructuring plan, the Company eliminated approximately 53 employees and 15 outside contractors in April 2000, resulting in a charge of $687,000. This cost included special termination benefits related to the reduction in force. The Company has also consolidated operations previously located in New York and Utah to Phoenix resulting in closure and other payroll costs of $839,000, which have been included in restructuring charges. The elimination of these locations has not resulted in a discontinuation of product lines, but has, instead, consolidated management and day-to-day operational control.

NOTE 3 - NET LOSS PER COMMON SHARE

         Basic net loss per common share is based upon the weighted average shares outstanding. Outstanding stock options and warrants are treated as common stock equivalents, but are anti-dilutive, for purposes of computing diluted net loss per common share. There is no difference between basic and diluted weighted average shares outstanding. The following is a summary of the computation of basic and diluted net loss per common share (amounts in thousands except shares and per share amounts):

                                                  Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                             ---------------------------   ---------------------------
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
Basic net income (loss) per common share:

  Net income (loss)                          $    (2,442)   $    (3,444)   $   (17,187)   $   (10,954)
                                             ===========    ===========    ===========    ===========
  Weighted average common shares              15,817,420      9,027,000     14,031,358      8,959,000
                                             ===========    ===========    ===========    ===========
  Basic per share amount                     $     (0.15)   $     (0.38)   $     (1.22)   $     (1.22)
                                             ===========    ===========    ===========    ===========

                                                  Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                             ---------------------------   ---------------------------
                                                 2000           1999           2000           1999
                                             ------------   ------------   ------------   ------------
Diluted net income (loss) per common share:

  Net income (loss)                          $    (2,442)   $    (3,444)   $   (17,187)   $   (10,954)
                                             ===========    ===========    ===========    ===========
  Weighted average common shares              15,817,420      9,027,000     14,031,358      8,959,000
  Options and warrants assumed exercised              --             --             --             --
                                             -----------    -----------    -----------    -----------
  Total common shares plus assumed
    exercises                                 15,817,420      9,027,000     14,031,358      8,959,000
   Diluted per share amount                  $     (0.15)   $     (0.38)   $     (1.22)   $     (1.22)
                                             ===========    ===========    ===========    ===========

         As a result of anti-dilutive effects, approximately 32,789 and 87,624 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2000, respectively.

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

         The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services, employee logo and corporate recognition merchandise and advertising media to other businesses through loyalty programs, workplace catalogs, and the Company's web sites. Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web site. All periods presented have been adjusted to reflect the new reportable business segments.

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

         Revenues and gross margin for the Company's reportable segments for the three months and nine months ended September 30, 2000 and 1999 are shown in the following tables (amounts in thousands):

Three Months Ended      Business-to-     Business-to-
September 30,             Consumer         Business       Corporate      Total
--------------------------------------------------------------------------------
2000
Revenues                $    15,152      $     1,148      $     --    $  16,300
Gross margin            $     6,776      $       477      $     --    $   7,253
Operating expenses      $        --      $        --      $  9,603    $   9,603
Loss from operations                                                  $  (2,350)
--------------------------------------------------------------------------------
1999
Revenues                $    14,877      $     1,518      $     --    $  16,395
Gross margin            $     6,519      $       663      $     --    $   7,182
Operating expenses      $        --      $        --      $ 13,580    $  13,580
Loss from operations                                                  $  (6,398)
--------------------------------------------------------------------------------


Nine Months Ended       Business-to-     Business-to-
September 30,             Consumer         Business       Corporate      Total
--------------------------------------------------------------------------------
2000
Revenues                $    47,241      $     6,048      $     --    $  53,289
Gross margin            $    19,926      $     1,861      $     --    $  21,787
Operating expenses      $        --      $        --      $ 38,564    $  38,564
Loss from operations                                                  $ (16,777)
--------------------------------------------------------------------------------
1999
Revenues                $    44,211      $     3,595      $     --    $  47,806
Gross margin            $    19,570      $     1,500      $     --    $  21,070
Operating expenses      $        --      $        --      $ 39,013    $  39,013
Loss from operations                                                  $ (17,943)
--------------------------------------------------------------------------------

         Identifiable assets available to support the Company's business-to-business segment approximate $4.5 million and $4.3 million at September 30, 2000 and 1999, respectively. The remaining assets which are combined to support the Company's two reportable business segments, approximate $28.8 million and $29.3 million at September 30, 2000 and 1999, respectively.


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for
Derivative  Instruments  and  Hedging  Activities.  This  statement  establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending January 1, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Under SOP 98-1, the Company capitalized costs of $776,000 and $2.2 million during the three months ended September 30, 2000 and 1999, respectively, and $1.5 million and $3.3 million for the nine months ended September 30, 2000 and 1999, respectively.

         The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. The Company did not recognize any revenue or expenses from barter transactions during the three months and nine months ended September 30, 2000. Barter revenues and expenses recognized during the three months and nine months ended September 30, 1999 were $292,000 and $600,000 respectively.

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

FORWARD-LOOKING STATEMENTS

         Certain statements made herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These statements discuss, among other items, the Company's growth strategy and anticipated trends in its business. Words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. Examples of uncertainties which could cause such differences include, but are not limited to, the Company's dependence on its relationships with its airline, merchant, and other partners, the ability of the Company to attract and retain key personnel, the ability of the Company to secure additional capital to finance its business strategy, fluctuations in paper prices and airline fuel costs, customer credit risks, competition from other catalog companies, retailers and e-commerce companies, and the Company's reliance on technology and information and telecommunications systems, all of which are discussed more fully below and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

         During the nine months ended September 30, 2000, SkyMall restructured and consolidated the operations of Disc Publishing, Inc., SkyMall Ventures, Inc. and SkyMall Media Ventures, Inc. in an effort to reduce operating costs and return to profitability in the fourth quarter of 2000. As part of such restructuring, the Company has consolidated operations previously located in New York and Utah to Phoenix. The consolidation of the operations of these subsidiaries and the elimination of these locations has not resulted in a discontinuation of product lines, but has, instead, consolidated management and day-to-day operational control.

BUSINESS-TO-CONSUMER SEGMENT

         OVERVIEW

         SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise from many different well-known merchants in a single transaction. Although most of the merchandise offered by SkyMall, both in its print catalogs and on its skymall.com(TM) Web site, is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we offer our customers a diverse variety of products from numerous retailers and product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. Some of the retailers who offer their products and/or services through our print catalogs or on our Web site are: American Historic Society, Balducci's, Frontgate(R), FTD.com, Hammacher Schlemmer(R), Improvements(R), Lillian Vernon(R), L.L. Bean(R), Magellan's(R), Orvis(R), Plow & Hearth(R), Reliable Home Office, Seiko Instruments, Successories(R), The Sharper Image(R), T. Shipley(R), and The Wine Enthusiast(TM).

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

         SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, are our largest distribution channel. Over the past ten years, we have experienced substantial growth in our domestic in-flight catalog business. We have exclusive agreements to place our catalogs on 18 airlines, making our catalogs available to approximately 500 million airline passengers annually. These 18 airlines, which carried approximately 70% of all domestic passengers in 1999, include America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Airlines and US Airways. The Company's catalogs carry the SkyMall name on all participating airlines, except US Airways, which offers the SkyMall catalog under the name "Selections." In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners. The SkyMall program offers airlines a low-risk means of incrementally increasing their earnings. In exchange for placement of our catalogs in seat-back pockets, we pay each airline partner a monthly commission based on net merchandise revenues generated by the Company from sales to that airline's passengers. Some agreements also require payment of a minimum monthly commission or a boarding cost that reimburses the airline for the increased fuel costs attributable to the weight of the catalogs. We believe our relations with each of our airline partners are good.

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

         INFLIGHTONLINE. In October 2000, SkyMall entered into an agreement with inflightonline, a supplier of Web server software and Internet content to the airline industry, which has plans to provide Internet access to passengers onboard commercial airplanes. Once launched, the inflight online service will feature SkyMall's online catalog.

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

         PRINT AND ELECTRONIC MEDIA

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


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         REVENUES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Merchandise sales, net      $11,984           (3)%      $12,337
         Placement fees and other    $ 4,316            6%       $ 4,058
         Total revenues              $16,300           (1)%      $16,395

         REVENUES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Merchandise sales, net      $40,779           16%       $35,077
         Placement fees and other    $12,510           (2)%      $12,729
         Total revenues              $53,289           11%       $47,806

         Net merchandise sales are composed of the selling price of merchandise and services sold by the Company, net of returns. A decline in net merchandise sales in the three months ended September 30, 2000 reflects a decrease in business-to-business sales of $391,000, while business-to-consumer sales remained flat. Growth in net merchandise sales in the nine months ended September 30, 2000 reflects an increase in business-to-business sales of $2.3 million and an increase in business-to-consumer sales of $3.4 million. Placement fees and other are composed of fees paid by participating merchants to include their products or advertisements in the Company's print and electronic media, outbound shipping charges to customers and other revenues. Placement fees and other increased by $258,000 or 6% for the three months ended September 30, 2000 and decreased by $219,000 or 2% for the nine months ended September 30, 2000.

         GROSS MARGIN FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Gross margin                $ 7,253            0%       $ 7,182
         Gross margin percentage        44%                         44%

         GROSS MARGIN FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Gross margin                $21,787            3%       $21,070
         Gross margin percentage        41%                         44%

         Gross margin consists of revenues less the cost of goods sold, which consists of the cost of merchandise sold to customers as well as outbound and inbound shipping costs. Gross margin remained level in absolute dollars, while the gross margin percentage increased in the three months ended September 30, 2000, reflecting an improvement in the mix of variable commission and fixed placement fee merchant agreements. Gross margin increased by $717,000 in absolute dollars, while gross margin percentage decreased by three percentage points in the nine months ended September 30, 2000. The decrease in gross margin percent is partly attributable to the increase in volume generated through variable commission agreements.

         OPERATING  EXPENSES FOR THE THREE MONTHS ENDED  SEPTEMBER  30, 2000 AND
1999

                                                    (In thousands)
                                      ---------------------------------------
                                          2000         % CHANGE       1999
                                      -----------      --------    ----------

         Media expenses                 $ 2,695          (27)%      $  3,686
         Selling expenses               $ 1,020          (16)%      $  1,219
         Customer service and
           Fulfillment expenses         $ 1,146          (20)%      $  1,441
         General and administrative
           Expenses                     $ 4,742          (34)%      $  7,234
         Restructuring charge           $     0            0%       $      0

         OPERATING  EXPENSES  FOR THE NINE MONTHS ENDED  SEPTEMBER  30, 2000 AND
1999

                                                    (In thousands)
                                      ---------------------------------------
                                          2000         % CHANGE       1999
                                      -----------      --------    ----------

         Media expenses                 $ 8,986            2%       $  8,825
         Selling expenses               $ 3,123           (2)%      $  3,190
         Customer service and
           Fulfillment expenses         $ 4,019          (11)%      $  4,524
         General and administrative
           Expenses                     $19,841          (12)%      $ 22,474
         Restructuring charge           $ 2,595            0%       $      0

         Media expenses consist of the cost to produce and distribute our in-flight print catalogs, loyalty print pieces and the CD-ROM and DVD product. The media expenses decrease in the three months ended September 30, 2000 was $991,000, of which $782,000 was due to a decrease in paper and processing costs, a $95,000 increase was related to the CD and DVD programs and a $304,000 decrease related to expenses on discounted catalog programs. The media expenses increase in the nine months ended September 30, 2000 was $161,000, of which
$216,000 was due to an increase in paper and processing costs, a $361,000 increase was related to the CD and DVD programs and a $416,000 decrease related to expenses on discontinued catalog programs.

         Selling expenses consist primarily of commissions paid to marketing partners and are variable in nature. The decrease in selling expenses for the three months and nine months ended September 30, 2000 reflects the elimination of catalog programs with higher commission rates.

         Customer service and fulfillment expenses consist of costs to maintain a full-service customer contact and order fulfillment center that generally vary in correlation to net merchandise sales. Customer service and fulfillment decreased in absolute dollars and also decreased as a percent of net merchandise sales for the three months ended September 30, 2000. Customer service and fulfillment decreased in absolute dollars and as a percent of net merchandise sales for the nine months ended September 30, 2000.

         General and administrative expenses consist primarily of department expenses, except customer service and fulfillment expenses, including payroll and related costs, professional fees, marketing, information technology and general corporate expenses. The decreases in general and administrative expenses of $2.5 million for the three months ended September 30, 2000 are the result of changes in the following areas: $1.5 million decrease in salaries, wages and consulting expenses; $500,000 decrease in other general and administrative expenses including travel and legal expenses; $850,000 decrease in marketing and advertising expense; and $400,000 increase in depreciation primarily due to investments in information technology made in 1999 that are now being depreciated. The decreases in general and administrative expenses of $2.6 million for the nine months ended September 30, 2000 are a result of changes in the following areas: $2.7 million decrease related to the sales tax litigation settlement recorded in 1999; $1.2 million decrease in salaries and wages; $1.1 million decrease in other general administrative expenses including travel, legal and bad debt expense; $626,000 decrease in marketing and advertising expense; $1.5 million increase in information technology development and support due to capitalizable development projects in 1999 to maintain and support programs in 2000; and $1.6 million increase in depreciation primarily due to investments in information technology made in 1999 that are now being depreciated.

         INTEREST EXPENSE FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Interest expense              $230            78%         $129

         INTEREST EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Interest expense              $605            303%        $150

         Interest expense consists of interest paid on the various debt obligations of the Company. The interest expense increase of $101,000 and $455,000 for the three and nine months ended September 30, 2000, respectively, is a result of additional borrowings primarily from the Company's revolving line of credit.

         INTEREST AND OTHER INCOME (EXPENSE) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Interest and other income
           (expense)                   $137            251%        $ 39

         INTEREST AND OTHER INCOME (EXPENSE) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Interest and other income
           (expense)                   $195             7%         $182

         Interest and other income (expense) consist primarily of interest income on cash and marketable securities and bank fees. Interest income increased in the three and nine months ended September 30, 2000 due to higher average account balances.

         INCOME TAXES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Provision (benefit) for
           Income taxes                 $0              0%       $(3,044)

         INCOME TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (In thousands)
                                   ---------------------------------------
                                       2000         % CHANGE       1999
                                   -----------      --------    ----------

         Provision (benefit) for
           Income taxes                 $0              0%       $(6,957)

         No income tax benefit was recorded in 2000. The income tax benefit for 1999 was due to operating losses for income tax purposes which were available to carryback and apply against prior years taxable income resulting in an income tax refund and carryforward to offset future taxable income. At September 30, 2000, the Company had net operating losses available for federal and state income tax purposes of approximately $41 million. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under provisions of the Internal Revenue Code due to changes in shareholder ownership. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. The Company's accumulated net operating losses begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company's cash balance was $8.3 million compared to $16.1 million at December 31, 1999.

         Cash used in operating activities of $16.9 million and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively, was primarily attributable to the net loss and a decrease in accounts payable, accrued expenses and unearned revenue partially offset by a decrease in accounts receivable.

         Cash used in investing activities of $1.5 million and $6.2 million for the nine months ended September 30, 2000 and 1999, respectively, was due to investments in information technology.

         Cash provided by financing activities of $10.7 million for the nine months ended September 30, 2000 resulted primarily from net short-term debt borrowings of $3.4 million, issuance of $5.0 million of common stock from the completion of a private placement in June 2000 with net proceeds of $4.4 million, and the exercise of stock options and warrants resulting in net proceeds of $2.9 million. Cash provided by financing activities of $9.5 million for the nine months ended September 30, 1999 resulted from the issuance of $2.1 million of common stock from the exercise of stock options and warrants and long-term debt borrowings of $7.4 million.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

         At September 30, 2000, the Company had negative net working capital of $9.2 million and cash and cash equivalents of $8.3 million. On June 30, 1999, the Company secured a $10 million revolving line of credit at a bank, under the terms of which $5 million was immediately available and the remaining $5 million was to become available, subject to certain conditions, upon the Company raising a minimum of $15 million in subordinated debt and/or equity. In the fourth quarter of 1999, the Company raised approximately $25 million in a series of private equity transactions, resulting in the entire $10 million being available to the Company under such credit line that becomes due in May 2001. As of September 30, 2000, a total of $8.4 million had been drawn on the line of credit. At September 30, 2000 the most restrictive provision of the Company's borrowing arrangements was the senior debt to capital ratio requirements of at least 50%. At September 30, 2000, the Company's senior debt to capital ratio was 59%. The Company received waivers from its lender addressing the deficiency. The Company complied with all other debt covenants as of September 30, 2000.

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

         WE REPORTED LOSSES IN FISCAL 1999 AND THE FIRST NINE MONTHS OF FISCAL 2000. While we have been profitable in the past, we incurred a net loss of approximately $24.1 million for the fiscal year ended December 31, 1999, and net losses of approximately $7.4 million, $7.3 million and $2.4 million for the fiscal quarters ended March 31, June 30, and September 30, 2000, respectively. We expect to experience fluctuations in our future operating results due to a variety of factors, many of which are outside the Company's control, including the following:

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

         WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL. Our existing line of credit and cash resources may not be sufficient to permit the Company to fully implement its business plan. In order to fully implement our business plan, we may need to raise additional capital from third parties or otherwise secure additional financing for the Company. There can be no assurance that the Company will be able to successfully raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to the Company. To the extent we are unable to raise sufficient additional capital or secure other financing, this could have a material adverse effect on the Company. In addition, our line of credit with our bank becomes due in May 2001. If we are unable to repay this debt or renegotiate the terms of this loan, this could have a material adverse effect on the Company.

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

         WE MAY BE UNABLE TO MANAGE THE POTENTIAL GROWTH OF OUR BUSINESS. Our potential growth may place significant demands upon our personnel, management and financial resources. There is no assurance that our current personnel, systems, procedures and controls will be adequate to support our future operations, that we will be able to train, retain, motivate and manage necessary personnel, or that our management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. If we are unable to effectively manage any future growth, our business and financial condition could be adversely affected.

         WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines and TWA currently offer merchandise catalogs to their customers through a competitor. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who seek to offer their products and/or services at their own Web sites or those of other third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater financial and other resources than the Company.

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

         WE MAY BE UNABLE TO MAINTAIN HISTORICAL MARGIN LEVELS. We may be unable to increase or maintain our gross margins at historical levels, particularly for our electronic commerce initiatives. As competition in online shopping intensifies, our merchant participants may be unable or unwilling to participate in our programs when more favorable economic arrangements may be available from other third parties. Although many of our merchants have participated with us for several years, most of our relationships are short-term and may be re-negotiated by the merchant every 90 days. To the extent our gross margins decline from historical levels, our business, prospects, financial condition and results of operations may be adversely affected.

         WE FACE CREDIT RISKS. Some participating merchants agree to pay a placement fee to us for including their merchandise in our programs. We record an account receivable from the merchant for the placement fee. In some cases, we collect the placement fee either from the merchant or by withholding it from amounts due to the merchant for merchandise we purchase from program participants. To the extent that the placement fee receivable exceeds the sales of the merchant's products and the merchant is unable or unwilling to pay the difference to us, we may experience credit losses, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

         WE ARE VULNERABLE TO INCREASES IN PAPER COSTS AND AIRLINE FUEL PRICES. The cost of paper used to print our catalogs and the fees paid to airlines to reimburse them for the increased fuel costs associated with carrying our catalogs are significant expenses of our operations. Historically, paper and airline fuel prices have fluctuated significantly from time to time. Prices in the paper and airline fuel markets can and often do change dramatically over a short period of time. Any significant increases in paper or airline fuel costs that we must pay could have a material adverse effect on our business, prospects, financial condition and results of operations.

         OUR INFORMATION AND TELECOMMUNICATIONS SYSTEMS MAY FAIL OR BE INADEQUATE. We process a large volume of relatively small orders. Consequently, our success depends to a significant degree on the effective operation of our information and telecommunications systems. These systems could fail for unanticipated reasons or they may be inadequate to process any increase in our sales volume that may occur. Any extended failure of our information and telecommunications systems could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         THE WORSLEYS, WAND PARTNERS INC. AND/OR RS INVESTMENT MANAGEMENT L.P. CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of November 10, 2000, Mr. Worsley and his wife (the "Worsleys") beneficially owned 4,830,280 shares, or approximately 30.5% of our outstanding common stock, and Wand Partners Inc. beneficially owned 2,114,286 shares, or approximately 13.4% of our outstanding common stock. David J. Callard, the President of Wand Partners Inc., and Mr. Worsley are members of the Board of Directors of the Company. In addition, RS Diversified Growth Fund, The Paisley Fund, The Paisley Pacific Fund, London Pacific Diversified Growth Fund and Nvest Diversified Growth Fund (collectively, the "RS Entities") as a group, own a total of 2,517,700 shares of Common Stock of the Company, or 15.9% as of November 10, 2000. RS Investment Management L.P., as the holding company of the various RS Entities, beneficially controls such shares. As a result, the Worsleys, Wand Partners and RS Investment Management L.P. have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys, Wand Partners and RS Investment Management L.P. may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

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

         OUR OUTSTANDING SHARES MAY BE DILUTED. The market price of our common stock may decrease as more shares of common stock become available for trading. Certain events over which you have no control result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in SkyMall. We may issue additional shares of common stock or preferred stock:

         o  to raise additional capital or finance acquisitions; or
         o  upon the exercise or conversion of outstanding options and warrants

         As of November 10, 2000, there were outstanding warrants and options to acquire up to 3,832,987 shares of common stock at exercise prices ranging from $2.00 to $16.75 per share. If exercised, these securities will dilute the percentage ownership of holders of outstanding common stock of the Company. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase.

         RISK THAT FORWARD-LOOKING STATEMENTS MAY NOT COME TRUE. This prospectus and the documents incorporated herein by reference, contain forward-looking statements that involve risks and uncertainties. We use words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this prospectus.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk exposure is limited to the interest rate risk associated with out credit instruments. We incur interest on loans made under a revolving line of credit at a variable interest rate. We had outstanding borrowings on the line of credit of $8.4 million at September 30, 2000.

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

         On January 29, 1999, a securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and largest shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall and Mr. Worsley filed a motion to dismiss the complaint on the basis that the complaint fails to state a claim upon which relief can be granted. In September 2000, the motion was granted in part and denied in part. SkyMall continues to believe that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit. The case will now proceed to the class certification stage.

         On November 22, 1999, RGC International Investors, LDC, the parent company of Rose Glen Capital Management, filed a complaint in the Court of Chancery New Castle County Delaware, Cause Number 17600 NC, RGC International Investors, LDC v. SkyMall, Inc. RGC alleges that the Company was required to close on a transaction for an equity investment in SkyMall. The Company has filed a Petition for Removal to move the case to Delaware Federal Court, and has filed a motion for dismissal on the basis that the complaint fails to state a claim upon which relief can be granted. SkyMall believes that the allegations against it are substantially without merit and intends to vigorously defend this lawsuit. Trial in this matter is scheduled for February 6, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         JUNE 2000 PRIVATE PLACEMENT. In June 2000, the Company completed a private placement of approximately $5 million in shares of the Company's common stock pursuant to a Stock Purchase Agreement dated as of June 30, 2000 (the "June 2000 Private Offering"). A total of 2,483,000 shares of common stock were issued at a purchase price of $2.00 per share and an aggregate of 179,813 warrants to purchase shares of the Company's common stock were issued to the placement agents in the June 2000 Private Offering, with exercise prices ranging from $2.00 to $7.50 per share. The funds received from the June 2000 Private Offering will be used primarily to fund SkyMall's working capital requirements. The common stock issued in the June 2000 Private Offering and the warrants issued in connection therewith were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

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

         ADDITIONAL WARRANT ISSUANCES

         SHORELINE PACIFIC. Shoreline Pacific Institutional Finance ("Shoreline") acted as an advisor to the Company in connection with the Company's 1999 Private Offerings and, as such, received warrants to purchase shares of the Company's common stock. Such warrants contained anti-dilution provisions which required the issuance of additional warrants in connection with the December 20, 1999, December 30, 1999 and June 30, 2000 Private Offerings, and as a result of such anti-dilution provisions, an additional 16,479 warrants were issued to purchase shares of common stock of the Company. Pursuant to the terms of the agreement between the Company and Shoreline, such warrants have been issued to Shoreline Pacific Equity Ltd. and certain employees of Shoreline Pacific Institutional Finance.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              The following exhibits are included herein:

EXHIBIT                                                                 METHOD
NUMBER        DESCRIPTION                                             OF FILING

27            Financial Data Schedule                                     (1)

-------------

(1) Filed herewith


         (b)  REPORTS ON FORM 8-K.

         On July 13, 2000, the Company filed a Report on Form 8-K to announce that it had secured equity funding of approximately $5.0 million through a private placement.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SkyMall, Inc.


Date: November 14, 2000                    By: /S/ ROBERT M. WORSLEY
                                               ---------------------------------
                                               Robert M. Worsley
                                               Chairman of the Board
                                               (Chief Executive Officer)


Date: November 14, 2000                    By: /S/ LYNNE BERREMAN
                                               ---------------------------------
                                               Lynne Berreman
                                               Senior Director of Accounting &
                                               Finance & Corporate Controller
                                               (Principal Accounting Officer)