Form 10-K405
period 2000-12-31
SKYMALL INC
filed 2001-04-02
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 28, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $16.0 million. The aggregate market value was based on the closing price of common stock as reported by the Nasdaq National Market.

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

At March 28, 2001, the number of shares of common stock outstanding was 15,818,711 and there were no shares of preferred stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 15, 2001, which will be filed pursuant to Regulation 14A within 120 days of the close of the Registrant's fiscal year, is incorporated by reference in answer to Part III of this report, but only to the extent indicated therein.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     Item 1.  Business.....................................................   1
     Item 2.  Properties...................................................   9
     Item 3.  Legal Proceedings............................................   9
     Item 4.  Submission of Matters to a Vote of Security Holders..........   9

PART II

     Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters..........................................  10
     Item 6.  Selected Financial Data......................................  11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  13
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...  28
     Item 8.  Financial Statements and Supplementary Data..................  29
     Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure..........................  30

PART III

     Item 10.  Directors and Executive Officers of the Registrant..........  31
     Item 11.  Executive Compensation......................................  31
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management..............................................  31
     Item 13.  Certain Relationships and Related Transactions..............  31

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.........................................  32

SIGNATURES.................................................................  36

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Certain statements made herein, in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These statements discuss, among other items, the Company's growth strategy and anticipated trends in its business. Words and phrases such as "should be," "will be," "believes," "expects," "anticipates," "plans," "intends," "may" and similar expressions identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. Examples of uncertainties which could cause such differences include, but are not limited to, the Company's dependence on its relationships with its airline, merchant and other partners, the ability of the Company to secure adequate financing to finance its business strategy, fluctuations in paper prices and airline fuel costs as well as conditions in the airline industry in general, customer credit risks, competition from other catalog companies, retailers and e-commerce companies, the condition of the U.S. economy and the impact it may have on consumer spending for non-essential merchandise, the ability of the Company to attract and retain key personnel, and the Company's reliance on technology and information and telecommunications systems, all of which are discussed more fully below and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

ITEM 1. BUSINESS

GENERAL

     Founded in 1989, SkyMall, Inc., a Nevada corporation, is a specialty retailer that markets high-quality products and services through a number of unique channels and partnerships. The Company offers its products and services via various media, including the SkyMall in-flight print catalogs, and on the Internet at WWW.SKYMALL.COM. SkyMall is best known for its in-flight catalog, which is available on domestic flights carrying approximately 73% of all domestic passengers, reaching approximately 540 million domestic airline passengers annually. Through its skymall.com, inc. subsidiary, which operates the SKYMALL.COM(R) Web site, SkyMall offers an expanded selection of products and services to online shoppers. SkyMall provides a merchandise redemption program for a number of loyalty programs, allowing consumers to purchase SkyMall merchandise with loyalty points earned in other programs. During 2000, Durham & Company, a SkyMall subsidiary, offered high-quality logo merchandise via its catalogs, workplace initiatives and the WWW.DURHAM.SKYMALL.COM Web site.

     SkyMall    operates   two   distinct    segments,    which    include   its
business-to-consumer and business-to-business initiatives. The business-to-consumer segment provides retail merchandise through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides merchandise redemption offerings for a number of point-based loyalty programs and, during 2000, offered logo and corporate recognition products. Subsequent to the end of the 2000 fiscal year, SkyMall sold the assets of Durham & Company, our logo and corporate recognition product business, to a third party. See "Business-to-Business Segment - Logo and Corporate Recognition Merchandise Programs".

     Unless the context indicates otherwise, the terms "SkyMall," the "Company," "we," "us" or "ours" refer to SkyMall, Inc. and its subsidiaries.

BUSINESS-TO-CONSUMER SEGMENT

     OVERVIEW

     SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise typically offered by many different well-known merchants in a single transaction. Although most of the merchandise offered by SkyMall, both in its print catalogs and on its SKYMALL.COM Web site, is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies.

     By aggregating the merchandise of our various participating merchants into a single location in our print catalog and on our Web site, we offer our customers a diverse variety of products from numerous retailers and product categories, including clothing, fashion accessories, health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. Some of the retailers who offer their products and/or services through our print catalogs or on our Web site are: American Historic Society, Frontgate(R), FTD.com, Hammacher Schlemmer(R), Improvements(R), Lillian Vernon(R), Magellan's(R), Orvis(R), Plow & Hearth(R), Reliable Home Office, Seiko Instruments, Successories(R), The Sharper Image(R), T. Shipley(R), and The Wine Enthusiast(TM).

     Our business-to-consumer segment accounted for approximately 84% of net merchandise sales and substantially all of our placement fees and other revenue from all of our business segments in 2000. Approximately 30% of our net merchandise sales in our business-to-consumer segment in 2000 were Web-based, accounting for approximately $15.5 million of our business-to-consumer net merchandise sales.

     CUSTOMER RELATIONSHIPS

     SkyMall is committed to fostering a high-quality, one-to-one customer experience that exceeds expectations and engages customers in long-term relationships. We provide high-quality customer service and a large selection of specialty products and services through unique channels and partnerships. SkyMall has adopted the following strategies for satisfying the needs of time-pressed consumers, particularly those who have adopted the Internet as a preferred method of shopping and have grown to expect higher standards of customer service and convenience.

     * PROVIDE CUSTOMERS WITH ONLY THE BEST-SELLING, HIGH-QUALITY MERCHANDISE FROM WELL-KNOWN BRANDS. Our print media, which typically includes approximately 2,000 items per catalog, provides consumers with a selection of only the best-selling products from our most well-known merchant partners. This ensures that consumers quickly see the most popular items, without having to review hundreds of items that may be of little interest. SkyMall's Web site offers customers a more comprehensive merchandise selection of more than 7,600 SKUs from numerous merchants.

     * PROVIDE CUSTOMERS WITH A CONVENIENT ONE-STOP SHOPPING SERVICE. SkyMall is a "one-stop" shopping source for customers who may purchase a variety of merchandise typically offered by many different well-known merchants in a single transaction. Although most of the merchandise offered by SkyMall is available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns, sales taxes and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalogs and on the Web, we afford our customers access to thousands of products offered by numerous participating merchants and the convenience of one-stop shopping.

     * PROVIDE SUPERIOR CUSTOMER SERVICE, ORDER PROCESSING AND FULFILLMENT. The Company maintains a well-trained, in-house staff of customer service representatives located in Phoenix, Arizona. Our customers enjoy the convenience of being able to shop twenty-four hours a day, seven days a week. The Company's customer service representatives encourage customers to purchase additional products with each order to increase the Company's average order size. Consumers can shop while traveling by ordering from free in-flight phones or by phones anywhere using our toll-free number. Consumers can also shop online wherever an Internet connection is available. The Company offers telephone support to its online consumers twenty-four hours a day, seven days a week, providing the Company's online consumers the benefit of live customer service assistance. Online consumers can also make customer service inquiries via e-mail. To facilitate prompt delivery of products, all orders taken by the Company are forwarded to the Company's merchant partners who ship merchandise directly to consumers. We currently offer expedited shipping options for most products.

     * PROVIDE CUSTOMER GUARANTEES AND EASY RETURNS. We offer a no mark-up, low price guarantee under which we will refund the price difference if the customer finds the same item advertised elsewhere at a lower price. We also offer a total satisfaction guarantee that lets a customer return merchandise for any reason within 60 days of purchase.

     * PROVIDE OUR ONLINE CUSTOMERS WITH THE LATEST WEB SITE TECHNOLOGIES. For the convenience of our customers, our Web site provides a search engine, which enables customers to search and define their shopping needs. Products and services are sorted by category and sub-category, which enables customers to search and define their shopping needs faster and easier.

     SKYMALL DOMESTIC IN-FLIGHT CATALOGS. Our in-flight catalogs, which are placed in airline seat pockets, are our largest distribution channel. We have exclusive agreements to place our catalogs on nineteen airlines, making our catalogs available to approximately 540 million airline passengers in 2000. These nineteen airlines, which carried approximately 73% of all domestic passengers in 2000, include America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, United Airlines and US Airways. The Company's catalogs carry the SkyMall name on all participating airlines. In order to enhance the appeal of our product offerings, we produce four new domestic in-flight catalogs per year. To gain efficiency in production and printing, the catalog content is substantially the same for all of our airline partners. The SkyMall catalogs are also available on certain Northeastern routes of Amtrak.

     The SkyMall program offers airlines a low-risk means of incrementally increasing their revenues. In exchange for placement of our catalogs in seat-back pockets, we pay each airline partner a monthly commission based on net merchandise revenues generated by the Company from sales to that airline's passengers. Some agreements also require payment of a minimum monthly commission or a boarding cost that reimburses the airline for the increased fuel costs attributable to the weight of the catalogs. We believe our relations with each of our airline partners are good.

     The following airline partners each accounted for in excess of 10% of the Company's business-to-consumer segment net merchandise sales for the fiscal year ended 2000:

                                               Percent of Net Merchandise Sales
     Name of Airline                              Through December 31, 2000
     ---------------                              -------------------------
     Delta                                                    19%
     United                                                   15%
     Continental                                              12%
     Southwest                                                11%
                                                             ---
          Total                                               57%
                                                             ===

     ELECTRONIC COMMERCE

     We launched our first Internet Web site in January of 1996 and since then have continued to refine and develop our e-commerce strategies. Our e-commerce channel showcases products offered in our print catalogs and provides customers an additional means of customer service and support. In addition, the Web site offers products and services from a greater number of merchants and a full complement of products from merchants who offer only their best-selling items in our catalogs.

     Over the past two years, we have made significant improvements to our e-commerce channel. In 1999 and 2000, we devoted substantial financial, marketing, technical and personnel resources to further develop our electronic commerce initiatives. Our strategies in this area included, among other things,
(i) significantly improving the look and feel, as well as the speed, performance and search functionality of our Web site, (ii) further development of our technology and other business infrastructures used to convey orders and provide order status information to our customers, and (iii) conducting marketing and other promotional campaigns through both online and off-line media designed to enhance brand awareness of the SkyMall name and drive traffic to our Web site.

     In February 2000, we re-launched our Web site, SKYMALL.COM, representing the culmination of our year-long technology development efforts. The new site includes improvements to the consumer shopping experience, including improved navigation, speed and performance, an enhanced search engine, redesigned home page, a simplified checkout process and new user enhancements such as e-reminders, e-cards and wish list functionality.

BUSINESS-TO-BUSINESS SEGMENT

     OVERVIEW

     SkyMall's business-to-business segment provides unique solutions for corporate clients. Using both print and electronic media, this segment offers customized programs for various loyalty programs that allow program participants to redeem accumulated points for SkyMall merchandise. During 2000, we also sold logo merchandise and recognition products to various major corporations and other entities. In 2000, this segment accounted for approximately 17% of our total net merchandise sales.

     LOYALTY PROGRAMS. During late 1999, we entered into an agreement with Marriott Corporation to provide participants in Marriott's loyalty program, Marriott Rewards, an opportunity to redeem points for specially selected merchandise. Under this program, participants in Marriott's loyalty program can "spend" their accumulated loyalty points for SkyMall merchandise. Marriott and SkyMall cooperate to market the program to the Marriott Reward members through a variety of media, including print brochures and catalogs and various Web-based programs. Marriott reimburses SkyMall for the product costs at agreed upon prices. The agreement with Marriott represents our principal loyalty program revenue source. We also maintain similar loyalty program agreements with General Motors Corporation, Hilton Hotels Corporation, Milepoint.com. and XYLO, Inc. (formerly known as employeesavings.com).

     LOGO AND CORPORATE RECOGNITION MERCHANDISE PROGRAMS. During 2000, through our subsidiary, Durham & Company, we offered logo merchandise and recognition products to employees of a number of blue-chip organizations, primarily through print catalogs and various Web sites, including www.durham.skymall.com. Competing in the highly fragmented incentive industry, Durham distinguished itself by providing high-quality products and excellent customer service and focused its marketing efforts on large organizations. Subsequent to the end of fiscal 2000, SkyMall sold substantially all the assets of Durham & Company to Awards.com, Inc. In exchange for the assets of Durham, SkyMall received a minority equity interest in Awards.com and a note for $1,000,000, which bears interest at 10% annually that is due and payable on March 26, 2004 and is secured by the assets of Durham. Awards.com is a private, venture-backed firm that offers and sells trophies, awards, incentive and logo merchandise through catalogs and on the Web. Awards.com is the Internet's largest award, recognition, and motivational resource.

GROWTH STRATEGY

     We intend to continue to grow our business through a series of strategic initiatives. Our marketing strategy is designed to build strong customer loyalty, maximize repeat purchases, strengthen the SkyMall brand, increase customer traffic to the SKYMALL.COM Web site and develop new revenue opportunities. The Company employs a variety of media, marketing and promotional methods to achieve these goals.

     In the business-to-consumer segment, we intend to increase net merchandise sales through marketing efforts to our core in-flight consumers. In 2001, we will seek to create new promotional opportunities such as direct mail to frequent flyer program participants and joint marketing initiatives with our airline partners. We plan to combine these initiatives with our online presence to take advantage of the efficiencies that can be gained by driving consumers to our Web site. Additionally, we intend to increase placement fee revenues, through contracts with premier merchandise brands, who we believe will be more likely to pay placement fees in order to further establish brand equity. In the business-to-business segment, we intend to continue to service our existing merchandise redemption programs, including renewing our existing loyalty program contracts, and to expand the loyalty program through agreements with new participants.

     For further discussion, please see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

COMPETITION

     BUSINESS-TO-CONSUMER

     IN-FLIGHT CATALOG. All aspects of our in-flight catalog business are highly competitive. We compete for customers to some degree with all retailers and catalog companies, including airport retailers, duty-free retailers, specialty stores, department stores, specialty catalog companies and general merchandise catalog companies. Although we believe that our long-standing relationships with our business partners and participating merchants create substantial barriers to competition, many of our competitors and potential competitors have greater financial, marketing and other resources, and may seek to enter or expand penetration into the markets we serve. In our in-flight business, we compete with other advertisers, including those who advertise in in-flight magazines and other periodicals. Several companies, some of which have greater resources than the Company, have announced they may develop seatback interactive video shopping services. As seatback interactive video shopping services become more available to airline passengers, competition in the in-flight marketing business is likely to increase. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

     BUSINESS-TO-BUSINESS

     The market for our business-to-business programs is rapidly changing and intensely competitive. We may not be able to compete successfully against current or future competitors. Many of our competitors and potential competitors have greater financial, marketing and other resources, and may have well-established relationships with our existing and prospective customers. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

BUSINESS OPERATIONS

     MERCHANT AGREEMENTS. We enter into agreements with merchants who supply the products and services offered in our programs. Under merchant contracts, we buy merchandise at pre-established rates or receive placement fees for inclusion of the merchant's products in SkyMall programs. Participating merchants agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out-of-stock. Generally, our agreements with participating merchants provide that prices for products be honored by merchants as long as the Company receives orders for them. The agreements vary in length typically from one quarter to one year or more in the case of our larger merchant partners. The merchants typically agree to indemnify the Company for any losses associated with injuries caused to customers from the use of such merchant's products, to carry product liability insurance that names SkyMall as an additional insured, and to indemnify the Company against claims that their products infringe on the intellectual property rights of third parties. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

     ORDER PROCESSING, CUSTOMER SERVICE AND FULFILLMENT. We maintain no significant inventory. Therefore, once we receive a customer's order, we transmit it to the appropriate merchant who ships the merchandise directly to the customer. Although expedited service is available, most orders are delivered to customers within 7-to-10 days. In 2000, the Company's average order size was approximately $118. Our customer service representatives are given incentives for increasing order size. We outsource part of our call volume during peak order times.

     ENHANCED WEB SITE. The Company spent significant resources during 1999 and 2000 on its information-technology and Web infrastructure. In February 2000, we re-launched our Web site, SKYMALL.COM, in the culmination of our year-long efforts. Our new Web site is more consumer-friendly due to a redesigned home page, improved navigation capabilities, new features and an enhanced search engine, which enables customers to search and define their shopping needs.

     ORDER ENTRY AND CUSTOMER SERVICE SYSTEM. We have implemented order entry, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available licensed technologies. The Company's current strategy is to spend minimal development efforts on enhancing the specialized, proprietary software that is unique to its business and to license commercially developed technology for other applications where available and required. Our Web-based system provides the Company with many advantages, including giving us significant flexibility in implementing marketing programs and enabling us to reduce costs in our in-flight catalog business.

REGULATION

     Our operations are subject to various federal, state and local laws and regulations, including state sales tax laws and various Federal Trade Commission regulations governing the sale of merchandise by mail. The Federal Trade Commission regulations applicable to our operations impose various requirements on the processing of customer orders, including shipping deadlines, delay notices, order cancellations and refunds. During 2000, Durham & Company operated a small facility where it manufactured recognition jewelry and related products. These operations involve certain hazardous chemicals that are used in the manufacturing process and are subject to various federal, state and local environmental laws and regulations.

EMPLOYEES

     At March 14, 2001, the Company had 199 employees. The Company makes significant use of temporary and part-time employees to process orders during the fourth quarter of each year. The Company believes it has good relations with its employees. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS."

TRADEMARKS AND TRADE NAMES

     SkyMall(R) and skymall.com(R) are registered trademarks of the Company. The loss of such trademarks could have a material adverse effect on the Company. In addition, the Company uses a number of other trademarks and trade names in its business, none of which the Company believes are material to its overall operations.

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

     On January 29, 1999, a securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and largest shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. SkyMall and Mr. Worsley filed a motion to dismiss the complaint on the basis that the complaint fails to state a claim upon which relief can be granted. In September 2000, the motion was granted in part and denied in part. SkyMall continues to believe that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit. The case will now proceed to the class certification stage. Neither party to this litigation has yet undertaken any significant discovery, thus it is not practical to ascertain what amount, if any, SkyMall could potentially be liable for in the event this action was determined adversely.

     On November 22, 1999, RGC International Investors, LDC, the parent company of Rose Glen Capital Management, filed a complaint in the Court of Chancery New Castle County Delaware, Cause Number 17600 NC, RGC International Investors, LDC
v. SkyMall, Inc. RGC alleges that the Company was required to close on a transaction for an equity investment in SkyMall. The Company filed a motion to dismiss on the basis that the complaint fails to state a claim upon which relief can be granted which was denied by the Court in late 2000. SkyMall believes that the allegations against it are substantially without merit and intends to vigorously defend this lawsuit. Neither party to this litigation has yet undertaken any significant discovery, thus it is not practical to ascertain what amount, if any, SkyMall could potentially be liable for in the event this action was determined adversely. Trial in this matter is scheduled for late 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     SkyMall's common stock is traded on the Nasdaq Stock Market's National Market under the symbol "SKYM". The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock for the two most recent fiscal years as reported on Nasdaq. As of March 29, 2001, the closing sale price for SkyMall's common stock was $1.75 per share. On that date, there were 173 holders of record of SkyMall's Common Stock. This figure does not reflect beneficial stockholders whose shares are held in nominee names.

           YEAR ENDED 2000                       HIGH               LOW
           ---------------                       ----               ---
           1st Quarter                          $10.188           $ 7.000
           2nd Quarter                          $ 6.625           $ 2.313
           3rd Quarter                          $ 3.625           $ 2.000
           4th Quarter                          $ 2.500           $ 1.063

           YEAR ENDED 1999                       HIGH               LOW
           ---------------                       ----               ---
           1st Quarter                          $27.125           $11.375
           2nd Quarter                          $23.125           $ 9.000
           3rd Quarter                          $12.625           $ 5.500
           4th Quarter                          $13.125           $ 5.250

     The Company has never paid a dividend on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain any earnings to finance operations and expand the Company's business. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition, restrictions in its existing loan agreements and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL AND OPERATING DATA
           (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND OPERATING DATA)

     The selected financial data as of and for each of the five years in the period ended December 31, 2000 are derived from the Consolidated Financial Statements of the Company and its subsidiaries, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K and the related notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------
                                                       2000            1999           1998          1997          1996
                                                    -----------     ----------     ----------    ----------    ----------
STATEMENT OF OPERATIONS DATA:
Merchandise sales, net                              $    62,474     $   60,665     $   49,320    $   42,844    $   30,978
Placement fees and other                                 19,595         18,275         22,722        23,532        14,921
                                                    -----------     ----------     ----------    ----------    ----------

     Total revenues                                      82,069         78,941         72,042        66,376        45,899

Cost of goods sold                                       47,983         46,422         39,292        40,657        26,471
                                                    -----------     ----------     ----------    ----------    ----------

     Gross margin                                        34,086         32,519         32,750        25,719        19,428
                                                    -----------     ----------     ----------    ----------    ----------

Media expenses                                           12,745         13,599         11,353         9,082         7,670
Selling expenses                                          4,656          4,482          3,474         3,450         2,476
Customer service and fulfillment expenses                 5,371          6,657          5,332         4,297         2,823
General and administrative expenses                      26,702         32,604          9,002         6,481         3,340
                                                    -----------     ----------     ----------    ----------    ----------

     Total operating expenses                            49,474         57,341         29,161        23,310        16,309
                                                    -----------     ----------     ----------    ----------    ----------

Income (loss) from operations                           (15,388)       (24,822)         3,589         2,409         3,119

Interest and other income (expense), net                   (654)          (231)           404           462          (651)
                                                    -----------     ----------     ----------    ----------    ----------

Income (loss) before income taxes                       (16,042)       (25,053)         3,993         2,871         2,468

Provision (benefit) for income  taxes                         0           (913)         1,707           300           280
                                                    -----------     ----------     ----------    ----------    ----------

Net income (loss)                                       (16,042)       (24,140)         2,286         2,571         2,188

Preferred stock dividends                                     0              0              0             0            77
                                                    -----------     ----------     ----------    ----------    ----------

Net income (loss) available for common shares       $   (16,042)    $  (24,140)    $    2,286    $    2,571    $    2,111
                                                    ===========     ==========     ==========    ==========    ==========

Diluted net income (loss) per common share                (1.11)         (2.60)    $      .27    $      .30    $      .38
                                                    ===========     ==========     ==========    ==========    ==========

Diluted weighted average shares outstanding          14,480,314      9,271,330      8,602,177     8,675,803     5,599,443
                                                    ===========     ==========     ==========    ==========    ==========

                                                                           YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                   2000           1999           1998          1997          1996
                                                 --------       --------       --------       --------      --------
SELECTED OPERATING DATA (UNAUDITED):

Number of domestic enplanements (in 000's)(1)     740,487        699,896        604,169        579,822       530,661
Domestic enplanement percentage (2)                    73%            71%            68%            70%           63%
Revenue per passenger enplanement (3)            $   0.12       $   0.12       $   0.12       $   0.11      $   0.09
Number of airlines at end of period (4)                21             18             16             16            15
Number of catalogs produced (in 000's) (5)         18,620         17,015         17,973         16,933        15,729
Average number of pages per catalog (6)               187            197            192            168           148
Revenue per catalog produced (7)                 $   3.35       $   3.58       $   2.74       $   2.53      $   1.97
Revenue per page printed (8)                     $  0.018       $  0.018       $  0.014       $  0.015      $  0.013

BALANCE SHEET DATA:

Cash and cash equivalents                        $  9,938       $ 16,060       $  7,951       $  9,412      $ 11,491
Working capital                                       615          3,795          5,007          6,050         6,692
Total assets                                       33,872         50,249         31,925         26,634        19,721
Long-term debt                                      8,400          5,190            242             66           139
Shareholders' equity                                6,916         15,618         14,234         10,307         8,601

----------
(1) Approximate number of revenue passengers flown on scheduled domestic airlines in the given period.
(2) Approximate number of passenger enplanements on domestic airlines that carried the SkyMall catalogs during the period as a percentage of total domestic passenger enplanements in the period by all scheduled domestic airlines.
(3) Revenue per passenger enplanement is net merchandise sales from all Company programs for the period divided by the approximate number of domestic enplanements during the period on all scheduled domestic airlines that carried the SkyMall catalogs.
(4) Represents the number of airlines at end of period with which the Company had an agreement to carry the SkyMall catalogs. During the year ended December 31, 1996, the Company eliminated unprofitable circulation of the SkyMall catalogs by eliminating routes on certain airlines and terminating agreements with certain smaller regional airlines.
(5) Represents the number of SkyMall catalogs produced by the Company during the period for distribution to airlines.
(6) Represents the average number of pages in the SkyMall catalogs during the period.
(7) Represents net merchandise sales from all Company programs for the period divided by the number of SkyMall catalogs produced by the Company during the period.
(8) Represents net merchandise sales from all Company programs for the period divided by the result of the number of SkyMall catalogs produced multiplied by the average number of pages per catalog during the period.

     In September 1999, the Company completed a merger with Disc Publishing, Inc. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, the Selected Financial and Operating Data has been restated to include the combined financial results of SkyMall and Disc Publishing.

     Certain reclassifications have been made to the 1999, 1998, 1997, and 1996 Selected Financial and Operating Data to conform with the 2000 presentation. Shipping costs which were previously netted against shipping revenue and recorded in placement fees and other revenue have been reclassified from placement fees and other revenue to cost of goods sold. Shipping revenue is included in placement fees and other revenue. Settlement expenses that were previously classified in customer service and fulfillment have been reclassified to general and administrative.

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

RESULTS OF OPERATIONS

     REVENUES
                                               (IN THOUSANDS)
                            ----------------------------------------------------
                              2000     % CHANGE     1999     % CHANGE     1998
                              ----     --------     ----     --------     ----
Merchandise sales, net      $62,474      3.0%     $60,665      23.0%    $49,320
Placement fees and other    $19,595      7.2%     $18,276     (19.6)%   $22,722
Total revenues              $82,069      4.0%     $78,941       9.6%    $72,042

     Net merchandise sales are comprised of the selling price of merchandise and services sold by the Company, net of returns. Growth in net merchandise sales in 2000 and 1999 reflects an increase in business-to-business sales of $1.8 million and $7.8 million, respectively, while business-to-consumer sales were flat compared to the prior year. Placement fees and other are comprised of fees paid by participating merchants to include their products in the Company's print and electronic media, outbound shipping charges to customers and other revenues. The increase and decrease in placement fees and other revenues in 2000 and 1999 reflects changes in the mix of agreements with merchants between variable compensation agreements and fixed placement fees. During 1999, the Company offered certain free shipping promotions which contributed to the decrease in placement fees and other revenues as compared to 1998.

     GROSS MARGIN

                                                (IN THOUSANDS)
                              ------------------------------------------------
                              2000     % CHANGE    1999     % CHANGE      1998
                              ----     --------    ----     --------      ----
Gross margin                 $34,086     4.8%     $32,519     (0.7)%    $32,750
Gross margin percentage         41.5%                41.2%                 45.5%

     Gross margin consists of revenues less the cost of goods sold, which consists of the cost of merchandise sold to customers as well as outbound and inbound shipping costs. Gross margin dollars and percentage increased in 2000 reflecting an improvement in the mix of variable commission and fixed placement fee merchant agreements.

     OPERATING EXPENSES

                                                 (IN THOUSANDS)
                                -----------------------------------------------
                                2000    % CHANGE      1999    % CHANGE     1998
                                ----    --------      ----    --------     ----
Media expenses                 $12,745    (6.3)%    $13,599     19.8%    $11,353
Selling expenses               $ 4,656     3.9%     $ 4,482     29.0%    $ 3,474
Customer service and
 fulfillment expenses          $ 5,371   (19.3)%    $ 6,657     24.8%    $ 5,332
General and administrative
 expenses                      $24,107   (26.1)%    $32,604    262.2%    $ 9,002

Restructuring charges          $ 2,595     0.0%     $     0      0.0%    $     0

     Media expenses consist of the cost to produce and distribute our in-flight print catalogs and loyalty print pieces. The media expense decrease in 2000 of $854,000 was primarily due to a decrease in paper, processing and circulation costs of $1.2 million; an increase in loyalty point media of $205,000 and an increase in CD and DVD media of $95,000. Included in the 1999 increase are incremental costs associated with the acquisition of Disc Publishing.

     Selling expenses consist primarily of commissions paid to marketing partners and are variable in nature. The increase in selling expenses in 2000 and 1999 reflects the increased sales volume and addition of marketing partners.

     Customer service and fulfillment expenses consist of costs to maintain a full-service customer contact and order fulfillment center that generally vary in correlation to net merchandise sales. The decrease in 2000 reflects improvements in call center efficiencies and cost containment measures. Customer service and fulfillment increase in 1999 reflected the increase of management and call center personnel along with outsourcing solutions and other expenditures designed to improve the Company's customer service levels.

     General and administrative expenses consist primarily of department expenses, except customer service and fulfillment expenses, including payroll and related costs, professional fees, marketing, information technology and general corporate expenses. The 2000 decrease in general and administrative expenses of $8.5 million reflected decreases in the following areas: $3.3 million in salaries and wages; $1.3 million in advertising and marketing; $2.7 million related to the sales tax litigation settlement; $3.2 million in other general and administrative expenses, including facilities, travel and other expenses related to a reduction in work force and restructuring. The 2000 decrease in general and administrative expenses was partially offset by $1.7 million in depreciation primarily due to investment in information technology made in 1999 that are now being depreciated and $300,000 in consulting fees related to information technology development. The 1999 increase in general and administrative expenses reflected increases in the following areas: $6.3 million in marketing efforts; $6.3 million in information technology development and support; $1.6 million in additional expenses associated with acquired entities; $1.3 million in depreciation primarily due to investments in information technology; $2.0 million in legal costs including legal settlements; $1.2 million in salaries associated with the hiring of additional personnel in the remaining general and administrative departments; and $4.7 million in other general and administrative expenses related to the Company's business initiatives.

     INTEREST EXPENSE

                                               (IN THOUSANDS)
                              ------------------------------------------------
                              2000     % CHANGE     1999     % CHANGE     1998
                              ----     --------     ----     --------     ----
Interest expense              $809       186%       $283       784%        $32

     Interest expense consists of interest paid on the debt obligations of the Company. Interest expense increase in 2000 and 1999 is a result of borrowings from the Company's revolving line of credit.

     INTEREST AND OTHER INCOME

                                               (IN THOUSANDS)
                              ------------------------------------------------
                              2000     % CHANGE     1999     % CHANGE     1998
                              ----     --------     ----     --------     ----
Interest and other income     $155       198%       $52        (88)%      $436

     Interest income and other consists primarily of interest income on cash and marketable securities.

     INCOME TAXES

                                               (IN THOUSANDS)
                              ------------------------------------------------
                              2000     % CHANGE     1999     % CHANGE     1998
                              ----     --------     ----     --------     ----
Provision (benefit) for
 income taxes                  $0         10%      $(913)      (153)%    $1,707

     No income tax benefit was recorded in 2000. The income tax benefit for 1999 is due to operating losses for income tax purposes which were available to carryback and apply against prior years taxable income resulting in an income tax refund. At December 31, 2000, the Company had net operating losses available for federal and state income tax purposes of approximately $36.9 million. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under provisions of the Internal Revenue Code due to changes in shareholder ownership. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. The Company's accumulated net operating losses begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's cash balance was $9.9 million compared to $16.0 million at December 31, 1999.

     Cash used in operating activities in 2000 of $14.3 million was primarily attributable to the net loss of $16.0 million and decrease in accounts payable and accrued liabilities of $10.7 million offset by non-cash expenses of $4.7 million and the decrease in assets of $8.2 million. Cash used in operating activities for 1999 of $13.3 million was primarily related to the net loss of $24.1 million and an increase in assets of $5.8 million offset by non-cash expenses of $4.2 million and an increase in accounts payable and accrued expenses of $12.4 million. Cash provided by operating activities in 1998 of $4.1 million, was primarily attributable to net income and non-cash expenses.

     Cash used in investing activities of $2.6 million, $8.8 million, $6.1 million for 2000, 1999, and 1998, respectively, was due to the purchase of property and equipment, which consisted principally of capitalized software costs and other computer equipment, and business combinations completed in 1998.

     Cash provided by financing activities of $10.7 million in 2000 resulted from the issuance of $7.3 million in common stock, including private placement offerings and the exercise of stock options and warrants, and borrowings on a revolving line of credit of $3.4 million. Cash provided by financing activities of $30.3 million in 1999 resulted from the issuance of $25.3 million in common and convertible preferred stock, including private placement offerings and the exercise of stock options and warrants, and borrowings on a revolving line of credit of $7.5 million offset by long-term debt repayments of $2.6 million. Cash provided by financing activities of $555,000 in 1998 resulted from the issuance of $742,000 in common stock from the exercise of stock options and warrants and long-term debt borrowings offset by $187,000 in treasury stock purchases and long-term debt repayments.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

     At December 31, 2000, the Company had net working capital of $615,000 and cash and cash equivalents of $9.9 million. The Company has a $10 million revolving line of credit at a bank, that reduces to $8 million in March of 2002 and expires in June of 2002. At December 31, 2000, a total of $8.4 million was drawn on the line of credit. As of March 27, 2001, a total of $7.4 million had been drawn on the line of credit, with $2.6 million available for borrowing by the Company. We incurred a net loss of $24.1 million for the fiscal year ended December 31, 1999 and a net loss of $16.0 million for the fiscal year ended December 31, 2000.

     Management has taken several steps to return the Company to operating profitability and positive cash flow. Those steps include, reducing general and administrative costs significantly, improving gross margins and implementing other cost control measures. Subsequent to year-end, the Company successfully negotiated and received a commitment letter for an extension of its revolving line of credit to June 30, 2002. The Company's plans are subject to a number of risks, certain of which are beyond its control. There can be no assurance that the Company will be successful in implementing its business strategy.

     In 2001, the Company expects to achieve breakeven earnings before interest, taxes, depreciation and amortization ("EBITDA") as well as breakeven cash flow. However, the Company expects to incur a net loss in 2001 in the range of $6.0 million or $0.38 per share. The Company expects to incur losses from operations in the first three quarters of 2001. Thus, much of the Company's ability to achieve the foregoing targets is dependent on the Company's financial performance in the fourth quarter of 2001.

     Future operating results may be adversely impacted due to a variety of factors, many of which are outside the Company's control, including the following:

     *    the demand for our products and services,
     *    the level of competition in the markets we serve,
     *    our success in maintaining and expanding our distribution channels,
     * our success in attracting and retaining motivated and qualified personnel,
     *    our ability to control costs, and
     *    general economic conditions.

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

     NOVEMBER 1999 PRIVATE PLACEMENT. In November 1999, the Company completed a private placement of approximately $8 million in shares of the Company's common stock and warrants to purchase additional shares of common stock pursuant to a Stock and Warrant Purchase Agreement dated as of November 2, 1999 (the "November 1999 Private Offering"). A total of 1,142,885 shares of common stock were issued at a purchase price of $7.00 per share, together with warrants to purchase an additional 571,444 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's common stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of approximately 129,136 warrants to purchase shares of the Company's common stock were issued to the placement agents in the Private Offering, with exercise prices ranging from $8.10 to $9.12 per share. The funds received from the November 1999 Private Offering were used primarily to fund SkyMall's working capital requirements. The common stock and warrants issued in the November 1999 Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

     DECEMBER 1999 PRIVATE PLACEMENT OF SERIES A JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $9 million in shares of the Company's Series A Junior Convertible Preferred Stock (the "Series A Preferred") and warrants to purchase additional shares of common stock (the "Series A Private Offering") pursuant to a Stock and Warrant Purchase Agreement dated as of December 20, 1999 (the "December 20, 1999 Agreement"). A total of 91,320 shares of Series A Preferred were issued to investors, together with warrants to purchase an additional 652,289 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of 200,742 warrants to purchase shares of the Company's common stock were issued to the placement agents in the Series A Private Offering, with exercise prices ranging from $7.00 to $9.12 per share. The funds received from the Series A Private Offering were used primarily to fund SkyMall's working capital requirements. The Series A Preferred and warrants issued in the Series A Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

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

     JUNE 30, 2000 PRIVATE PLACEMENT. In June 2000, the Company completed a private placement of approximately $5 million in shares of the Company's common stock pursuant to a Stock Purchase Agreement dated as of June 30, 2000 (the "June 2000 Private Offering"). A total of 2,483,000 shares of common stock were issued at a purchase price of $2.00 per share and an aggregate of 179,813 warrants to purchase shares of the Company's common stock were issued to the placement agents in the June 2000 Private Offering, with exercise prices ranging from $2.00 to $7.50 per share. The funds received from the June 2000 Private Offering will be used primarily to fund SkyMall's working capital requirements. The common stock issued in the June 2000 Private Offering and the warrants issued in connection therewith were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, and Regulation D thereunder.

     In April and May 2000, 339,286 of the Investor Warrants were exercised, resulting in net proceeds to the Company of $2,714,288.

     DECEMBER 1999 PRIVATE PLACEMENT OF SERIES B JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $8 million in shares of the Company's Series B Junior Convertible Preferred Stock (the "Series B Preferred") and warrants to purchase additional shares of common stock (the "Series B Private Offering") pursuant to a Stock and Warrant Purchase Agreement dated as of December 30, 1999 (the "December 30, 1999 Agreement"). A total of 80,000 shares of Series B Preferred were issued to investors, together with warrants to purchase an additional 571,429 shares of common stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. In addition, an aggregate of 34,286 warrants to purchase shares of the Company's common stock were issued to the placement agent in the Series B Private Offering, with an exercise price of $7.00 per share. The funds received from the Series B Private Offering were used primarily to fund SkyMall's working capital requirements. The Series B Preferred and warrants issued in the Series B Private Offering were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

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

FLUCTUATION IN QUARTERLY RESULTS

     The Company's operating results may fluctuate from period-to-period as a result of the seasonal nature of the retail industry. The Company typically recognizes its highest sales levels during the fourth quarter, and during 2000 the fourth quarter accounted for approximately 35% of the Company's annual net merchandise sales.

     The following table sets forth certain unaudited information about the Company's revenue and results of operations on a quarterly basis for 2000 and 1999.

                                                       YEAR ENDED                                      YEAR ENDED
                                                    DECEMBER 31, 2000                               DECEMBER 31, 1999
                                      --------------------------------------------     --------------------------------------------
                                       1ST QTR     2ND QTR     3RD QTR     4TH QTR      1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                      --------    --------    --------    --------     --------    --------    --------    --------
Merchandise sales, net                $ 15,645    $ 13,150    $ 11,984    $ 21,695     $  9,818    $ 12,922    $ 12,367    $ 25,588
Placement fees and other                 4,362       3,832       4,316       7,085        4,361       4,310       4,058       5,546
                                      --------    --------    --------    --------     --------    --------    --------    --------
Total revenues                          20,007      16,982      16,300      28,780       14,179      17,232      16,395      31,135
                                      --------    --------    --------    --------     --------    --------    --------    --------

Gross margin                             7,246       7,287       7,253      12,300        6,668       7,219       7,183      11,449
                                      --------    --------    --------    --------     --------    --------    --------    --------

Media expenses                           3,026       3,265       2,695       3,759        2,602       2,537       3,686       4,774
Selling expenses                         1,086       1,017       1,020       1,533          834       1,136       1,219       1,292
Customer service and fulfillment
 expenses                                1,742       1,131       1,146       1,352        1,733       1,350       1,441       2,132
General and administrative expenses      8,638       6,460       4,742       4,267        5,097      10,143       7,234      10,130

Restructuring charges                        0       2,595           0           0            0           0           0           0
                                      --------    --------    --------    --------     --------    --------    --------    --------
Total operating expenses                14,492      14,468       9,603      10,911       10,266      15,166      13,580      18,328
                                      --------    --------    --------    --------     --------    --------    --------    --------

Income (loss) from operations         $ (7,246)   $ (7,181)   $ (2,350)   $  1,389     $ (3,598)   $ (7,947)   $ (6,397)   $ (6,879)
                                      ========    ========    ========    ========     ========    ========    ========    ========

     In September 1999, the Company completed a merger with Disc Publishing, Inc. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, the 1999 quarterly operating results have been restated to include the combined financial results of SkyMall and Disc Publishing.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for
Derivative  Instruments  and  Hedging  Activities.  This  statement  establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS 133 to January 1, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

     In January 1999, the Company adopted Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." This Statement of Position ("SOP") provides guidance on accounting for the costs of computer software developed or obtained for internal use. The statement identifies the characteristics of internal-use software, the capitalization criteria and the amortization method. Under SOP 98-1, the Company capitalized costs of $2.0 million and $5.5 million in 2000 and 1999, respectively.

     The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Placement fees and other revenues include barter revenues, which represent an exchange by SkyMall of advertising space in its print and e-commerce media for reciprocal services, including print and e-commerce advertising. Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the services received or delivered. Revenue and expenses recognized from barter transactions were approximately $370,000 in 1999. No revenue and expenses were recognized from barter transactions in 2000.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB
101), which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has implemented the applicable provisions of SAB 101. The impact of adopting the provisions of SAB 101 was not material to the accompanying financial statements.

     In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in costs of sales, a company should disclose both the amount of such cost and the line item in the statement of operations which includes those costs. Issue 00-10 was effective for the Company during the fourth quarter of the fiscal year ending December 31, 2000. Net merchandise sales and cost of sales reflect the provisions of Issue 00-10.

SEGMENT DISCLOSURE

     The Company is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. The Company's operations are classified into two reportable business segments: business-to-consumer and business-to-business. Business initiatives for the Company's two reportable segments are managed separately while support functions are combined.

     The business-to-consumer segment provides retail merchandise through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides merchandise redemption offerings for a number of point-based loyalty programs and, during 2000, offered logo and corporate recognition products. Subsequent to the end of the 2000 fiscal year, SkyMall sold the assets of Durham & Company, logo and corporate recognition product business, to a third party. See "Business-to-Business Segment - Logo and Corporate Recognition Merchandise Programs." Previously, the Company defined its reportable business segments by in-flight catalog, workplace catalog and Web site. All periods presented have been adjusted to reflect the new reportable business segments.

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

     WE REPORTED SIGNIFICANT LOSSES IN FISCAL 1999 AND 2000. We incurred a net loss of $24.1 million for the fiscal year ended December 31, 1999 and a net loss of $16.0 million for the fiscal year ended December 31, 2000. The Company had working capital of approximately $615,000 at December 31, 2000. Cash used in operating activities was $14.2 million and $13.3 in 2000 and 1999, respectively.

     Management has taken several steps to return the Company to operating profitability and positive cash flow. Those steps include, reducing general and administrative costs significantly, improving gross margins and implementing other cost control measures. Subsequent to year-end, the Company successfully negotiated and received a commitment letter for an extension of its revolving line of credit to June 30, 2002. The Company's plans are subject to a number of risks, certain of which are beyond its control. There can be no assurance that the Company will be successful in implementing its business strategy.

     In 2001, the Company expects to achieve breakeven earnings before interest, taxes, depreciation and amortization ("EBITDA") as well as breakeven cash flow. However, the Company expects to incur a net loss in 2001 in the range of $6.0 million or $0.38 per share. The Company expects to incur losses from operations in the first three quarters of 2001. Thus, much of the Company's ability to achieve the foregoing targets is dependent on the Company's financial performance in the fourth quarter of 2001.

     We expect to experience fluctuations in our future operating results may be adversely impacted due to a variety of factors, many of which are outside the Company's control, including the following:

     *    the demand for our products and services,
     *    the level of competition in the markets we serve,
     *    our success in maintaining and expanding our distribution channels,
     * our success in attracting and retaining motivated and qualified personnel,
     *    our ability to control costs, and
     *    general economic conditions.

     WE MAY NOT BE ABLE TO MAINTAIN COMPLIANCE WITH COVENANTS UNDER OUR CREDIT FACILITY. In 1999, we entered into a credit facility with Imperial Bank, a Comerica Incorporated Company, which provides us with a $10,000,000 revolving line of credit (the "Credit Facility"). The Credit Facility was modified in March 2001 to extend the term to June 2002. The Credit Facility is secured by substantially all of the Company's assets and contains strict covenants requiring the Company to achieve certain financial ratios and maintain other covenants. As of the date of this Report, the Company was in compliance with all of the covenants under the Credit Facility. There can be no assurance that the Company's operations and financial performance will enable it to maintain such compliance in the future. The Company's failure to comply with any of these covenants could result in an event of default, thereby permitting acceleration of the related indebtedness, which could have a material adverse effect on the Company's financial condition and results of operation. In the event the lender were to foreclose on its security interest during the term of the Credit Facility, the Company would be unable to repay such indebtedness without obtaining additional sources of financing.

     OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH MAY ADVERSELY AFFECT HOLDERS OF OUR COMMON STOCK. Our common stock is listed on the Nasdaq National Market. In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including a minimum net tangible asset requirement of $4.0 million (the "Net Tangible Asset Requirement"). At December 31, 2000, we exceeded the Net Tangible Asset Requirement by approximately $304,000. Any further losses incurred by the Company would further erode our net tangible assets and possibly cause the

Company to fall out of compliance with the Net Tangible Asset Requirement. If the latter event occurs, we would likely receive a de-listing notice from Nasdaq advising us that we no longer meet the Net Tangible Asset Requirement. Although we would have an opportunity to appeal any decision by the Nasdaq National Market to delist our common stock, there can be no assurance that this appeal would be successful. If our common stock were delisted from the Nasdaq National Market, we would seek to have the common stock listed on the Nasdaq SmallCap Market or another exchange, such as AMEX or one of the regional exchanges. However, many of these exchanges and markets also have minimum quantitative standards that we may be unable to meet. If our common stock is delisted from the Nasdaq National Market and we are unable to have our shares included on another exchange or in the over-the-counter market, shareholders may find it more difficult to dispose of the shares. In addition, the market price of the shares could decline, news coverage about us may be unfavorable, and we could find it more difficult to obtain financing in the future.

     WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL. Our existing line of credit and cash resources may not be sufficient to permit the Company to fully implement its business plan. In order to fully implement our business plan, we may need to raise additional capital from third parties or otherwise secure additional financing for the Company. There can be no assurance that the Company will be able to successfully raise additional capital or secure other financing, or that such funding will be available on terms that are favorable to the Company. To the extent we are unable to raise sufficient additional capital or secure other financing, this could have a material adverse effect on the Company. In addition, our line of credit with our bank becomes due in June 2002. If we are unable to repay this debt or renegotiate the terms of this loan, this could have a material adverse effect on the Company.

     OUR BUSINESS MAY NOT GROW IN THE FUTURE; AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR BUSINESS. Since our inception, we have rapidly expanded our operations, growing from total revenues of $200,000 in 1990 to total revenues of $82.1 million in 2000. Our continued future growth will depend to a significant degree on our ability to increase revenues from our existing businesses, maintain existing partner relationships and develop new relationships, expand our product and content offering to consumers, while maintaining adequate gross margins, to continue the perception by participating merchants that we offer an effective marketing channel for their products and services and implement other programs that increase the circulation of the SkyMall print catalogs and generate traffic for our e-commerce programs. An economic downturn or recession could adversely impact our business. We carry many luxury and other non-essential items in our programs and, as a result, much of the consumer spending with SkyMall is discretionary. A decline in discretionary spending could adversely impact us.

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

     WE FACE INTENSE COMPETITION. The distribution channels for our products are highly competitive. From time to time in our airline catalog business, competitors, typically other catalog retailers, have attempted to secure contracts with various airlines to offer merchandise to their customers. American Airlines and TWA currently offer merchandise catalogs to their customers through a competitor. We also face competition for customers from airport-based retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. In addition, we compete for customers with other in-flight marketing media, such as airline-sponsored in-flight magazines and airline video programming. In our electronic commerce sales, we face intense competition from other content providers and retailers who offer their products and/or services on the Web.

     OUR BUSINESS IS SEASONAL. Our business is seasonal in nature, with the greatest volume of sales typically occurring during the holiday selling season of the fourth calendar quarter. During 2000, approximately 35% of our net merchandise sales were generated in the fourth quarter. Any substantial decrease in sales for the fourth quarter could have a material adverse effect on our results of operations.

     DEPENDENCE ON KEY RELATIONSHIPS. Our business depends significantly on our relationships with airlines and certain other partners. Some of our agreements with our partners are short-term allowing the partner to terminate the relationship on 90 days' advance notice. There is no assurance that our partners will continue their relationships with us, and the loss of one or more of our significant partners could have a material adverse effect on our business, prospects, financial condition and results of operations.

     WE MAY BE UNABLE TO MAINTAIN HISTORICAL MARGIN LEVELS. We may be unable to increase or maintain our gross margins at historical levels. As competition intensifies or if the economy declines, our merchant participants may be unable or unwilling to participate in our programs under historical terms. Although many of our merchants have participated with us for several years, most of our relationships are short-term and may be re-negotiated by the merchant every 90 days. To the extent our gross margins decline from historical levels, our business, financial condition and results of operations may be adversely affected.

     WE FACE CREDIT RISKS. Some participating merchants agree to pay a placement fee to us for including their merchandise in our programs. We record an account receivable from the merchant for the placement fee. In some cases, we collect the placement fee either from the merchant or by withholding it from amounts due to the merchant for merchandise sold to our customers. To the extent that the placement fee receivable exceeds the sales of the merchant's products and the merchant is unable or unwilling to pay the difference to us, we may experience credit losses, which could have a material adverse effect on our business, financial condition and results of operations.

     WE ARE VULNERABLE TO INCREASES IN PAPER COSTS AND AIRLINE FUEL PRICES. The cost of paper used to print our catalogs and the fees paid to airlines to reimburse them for the increased fuel costs associated with carrying our catalogs are significant expenses of our operations. Historically, paper and airline fuel prices have fluctuated significantly from time to time and fuel prices, in particular, have increased significantly in recent months. Our airline partners may require us to pay additional fees to them to carry the catalog in times of higher fuel prices. Increases in paper or airline fuel costs that we must pay could have a material adverse effect on our business, financial condition and results of operations.

     OUR INFORMATION AND TELECOMMUNICATIONS SYSTEMS MAY FAIL OR BE INADEQUATE. We process a large volume of relatively small orders. Consequently, our success depends to a significant degree on the effective operation of our information and telecommunications systems. These systems could fail for unanticipated reasons or they may be inadequate to process any increase in our sales volume that may occur. In addition, we must ensure the secure transmission of confidential customer information over public telecommunications networks. Our business depends on the efficient and uninterrupted operation of our servers and communications hardware systems and infrastructure. Any sustained or repeated systems interruptions that cause our Web sites to become unavailable for use would result in our inability to service our customers. Any extended failure of our information and telecommunications systems or a breach in our security systems could have a material adverse effect on our business, financial condition and results of operations.

     WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION. Any new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. We currently are not subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses and specifically, direct marketing and Web-based businesses. Due to the increasing popularity and use of the Internet, governmental or other regulatory bodies in the United States and abroad may adopt additional laws and regulations with respect to the Internet that cover issues such as content, privacy, pricing, encryption standards, consumer protection, electronic commerce and taxation. We cannot predict the impact, if any, that any future regulatory changes or development may have on our business, financial condition, and results of operations.

     WE FACE A RISK OF PRODUCT LIABILITY CLAIMS. Our catalogs and our electronic commerce sites feature products and services from numerous participating merchants. Generally, our agreements with these participating merchants require the merchants to indemnify us and thereby be solely responsible for any losses arising from product liability claims made by customers, including the costs of defending any such claims, and to carry product liability insurance that names SkyMall as an additional insured. In addition, we maintain our own product liability insurance. If a merchant was unable or unwilling to indemnify us as required, and any such losses exceeded our insurance coverage or were not covered by our insurer, our financial condition and results of operations could be materially adversely affected.

     WE RELY UPON OUR PRESIDENT AND OTHER KEY PERSONNEL. We depend on the continued services of Robert M. Worsley, our chairman and chief executive officer, Cary L. Deacon, our president and chief operating officer, and on the services of certain other executive officers. The loss of Mr. Worsley's or Mr. Deacon's services or of the services of certain other executive officers could have a material adverse effect on our business.

     THE WORSLEYS, WAND PARTNERS INC. AND/OR RS INVESTMENT MANAGEMENT L.P. CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of February 15, 2001, Mr. Worsley and his wife (the "Worsleys") owned 4,830,280 shares, or approximately 30.5% of our outstanding common stock, and Wand Partners Inc. owned 1,292,857 shares, or approximately 8.2% of our outstanding common stock. David J. Callard, the President of Wand Partners Inc., and Mr. Worsley are members of the Board of Directors of the Company. RS Investment Management, L.P. and various affiliates, benefically own a total of 2,079,900 shares of Common Stock of the Company, or 13.1% as of February 15, 2001. As a result, the Worsleys, Wand Partners and RS Investment Management L.P. have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys, Wand Partners and RS Investment Management L.P. may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

     THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE. The market price of our common stock has been highly volatile. Occurrences that could cause the trading price of our common stock to fluctuate dramatically in the future include:

     *    new merchant agreements
     *    the acquisition or loss of one or more airline or other key partner
     *    fluctuations in our operating results
     * analyst reports, media stories, Internet chat room discussions, news broadcasts and interviews
     * market conditions for retailers and electronic commerce companies in general
     *    changes in airline fuel, paper or our other significant expenses
     *    changes in the purchase price for products acquired from our merchants
     * changes in the macroeconomic conditions of the United States and global economies.

     The stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for companies that do some or all of their business on the Internet. Accordingly, the price of our common stock may be impacted by these or other trends.

     OUR OUTSTANDING SHARES MAY BE DILUTED. The market price of our common stock may decrease as more shares of common stock become available for trading. Certain events over which you have no control result in the issuance of additional shares of our common stock, which would dilute your ownership percentage in SkyMall. We may issue additional shares of common stock or preferred stock to raise additional capital or finance acquisitions, or upon the exercise or conversion of outstanding options and warrants.

     As of March 27, 2001, there were outstanding warrants and options to acquire up to 4,054,302 shares of common stock at prices ranging from $1.21 to $16.75 per share. If exercised, these securities will dilute the percentage ownership of holders of outstanding common stock of the Company. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase.

     RISK THAT FORWARD-LOOKING STATEMENTS MAY NOT COME TRUE. This Report and the documents incorporated herein by reference, contain forward-looking statements that involve risks and uncertainties. We use words such as "believe," "expect," "anticipate," "plan" or similar words to identify forward-looking statements. Forward-looking statements are made based upon our belief as of the date that such statements are made. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which apply only as of the date of such documents. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described above and elsewhere in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our market risk exposure is limited to the interest rate risk associated with our credit instruments. We incur interest on loans made under a revolving line of credit at a variable interest rate. We had outstanding borrowings on the line of credit of approximately $8.4 million at December 31, 2000.

     The Company does not have any financial derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                           F-3

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998                                           F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                           F-5

Notes to Consolidated Financial Statements                                   F-6

SUPPLEMENTARY DATA:

Report of Independent Public Accountants                                     S-1

Schedule II - Valuation and Qualifying Accounts and Reserves
 For the Years Ended December 31, 2000, 1999 and 1998                        S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SkyMall, Inc.:

We have audited the accompanying consolidated balance sheets of SKYMALL, INC. (a Nevada corporation) AND SUBSIDIARIES , as of December 31, 2000, and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyMall, Inc and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule (Schedule II) on page S-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Phoenix, Arizona
March 14, 2001

                                  SKYMALL, INC.

                           CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PAR VALUE)

                                                                             December 31,
                                                                     ----------------------------
                                                                       2000                1999
                                                                     --------            --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                          $  9,938            $ 16,060
  Accounts receivable, net                                              7,097              11,994
  Inventories                                                             837               1,300
  Prepaid media costs and other                                         1,289               2,914
  Income tax receivable                                                    --                 968
                                                                     --------            --------
        Total current assets                                           19,161              33,236

Property and equipment, net                                            11,414              12,869
Goodwill, net                                                           2,612               2,817
Other assets, net                                                         685               1,327
                                                                     --------            --------

        Total assets                                                 $ 33,872            $ 50,249
                                                                     ========            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   $ 15,104            $ 24,136
  Accrued liabilities                                                   2,291               3,979
  Unearned revenue                                                        536               1,298
  Current portion of notes payable and capital leases                     190                  28
  Current portion of restructuring reserve                                425                  --
                                                                     --------            --------
        Total current liabilities                                      18,546              29,441

Notes payable and capital leases, net of current portion                8,400               5,190
Restructuring reserve, net of current portion                              10                  --
                                                                     --------            --------

        Total liabilities                                              26,956              34,631
                                                                     --------            --------
Commitments and contingencies (Note 8)

Shareholders' equity:
  Preferred stock, $0.001 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                            --                  --
  Common stock, $0.001 par value; 50,000,000 shares
   authorized; issued and outstanding shares: 15,817,420
   in 2000 and 12,981,425 in 1999                                          16                  13
  Additional paid-in capital                                           41,221              33,884
  Accumulated deficit                                                 (34,321)            (18,279)
                                                                     --------            --------

       Total shareholders' equity                                       6,916              15,618
                                                                     --------            --------

       Total liabilities and shareholders' equity                    $ 33,872            $ 50,249
                                                                     ========            ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  SKYMALL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE)


                                                              For the Year Ended December 31,
                                                    ------------------------------------------------
                                                        2000              1999               1998
                                                    -----------        ----------         ----------
Revenues:
  Merchandise sales, net                            $    62,474        $   60,665         $   49,320
  Placement fees and other                               19,595            18,276             22,722
                                                    -----------        ----------         ----------
        Total revenues                                   82,069            78,941             72,042
Cost of goods sold                                       47,983            46,422             39,292
                                                    -----------        ----------         ----------
Gross margin                                             34,086            32,519             32,750

Operating expenses:
  Media expenses                                         12,745            13,599             11,353
  Selling expenses                                        4,656             4,481              3,474
  Customer service and fulfillment expenses               5,371             6,657              5,332
  General and administrative expenses                    24,107            32,604              9,002
  Restructuring charge                                    2,595                --                 --
                                                    -----------        ----------         ----------
        Total operating expenses                         49,474            57,341             29,161
                                                    -----------        ----------         ----------

(Loss) income from operations                           (15,388)          (24,822)             3,589

Interest expense                                           (809)             (283)               (32)
Interest and other income                                   155                52                436
                                                    -----------        ----------         ----------

(Loss) income before taxes                              (16,042)          (25,053)             3,993

Provision (benefit) for income taxes                         --              (913)             1,707
                                                    -----------        ----------         ----------

Net (Loss) income                                   $   (16,042)       $  (24,140)        $    2,286
                                                    ===========        ==========         ==========

Basic (loss) income per common share                $     (1.11)       $    (2.60)        $      .27
                                                    ===========        ==========         ==========

Diluted (loss) income per common share              $     (1.11)       $    (2.60)        $      .27
                                                    ===========        ==========         ==========

Basic weighted average shares outstanding            14,480,314         9,271,330          8,583,195
                                                    ===========        ==========         ==========

Diluted weighted average shares outstanding          14,480,314         9,271,330          8,602,177
                                                    ===========        ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARES)



                                                  Convertible                                                Retained
                                                Preferred Stock           Common Stock        Additional     Earnings
                                               ------------------    ----------------------    Paid-in     (Accumulated
                                                Shares     Amount      Shares        Amount    Capital       Deficit)      Total
                                                ------     ------      ------        ------    -------       --------      -----
Balance, December 31, 1997                           --     $  --     8,516,600      $   9     $ 6,723       $  3,575    $ 10,307
Repurchase of common stock                           --        --       (27,000)        --        (127)            --        (127)
Common stock issued upon exercise of options         --        --       235,815         --       1,432             --       1,432
Warrants issued in connection with asset
 purchase                                            --        --            --         --         100             --         100
Disc Publishing pooling of interest                  --        --       280,555         --         236             --         236
Net income                                           --        --            --         --          --          2,286       2,286
                                               --------     -----   -----------      -----     -------       --------    --------
Balance, December 31, 1998                           --        --     9,005,970          9       8,364          5,861      14,234

Common stock issued upon exercise of options         --        --       385,142         --       2,727             --       2,727
Common stock, net of issuance costs                  --        --     1,114,047          1       6,869             --       6,870
Conversion of note payable to common stock           --        --        28,838         --         200             --         200
Series A preferred stock, net of issuance
 costs                                           91,320        --            --         --       8,047             --       8,047
Series B preferred stock, net of issuance
 costs                                           80,000        --            --         --       7,680             --       7,680
Conversion of preferred stock to common
 stock                                         (171,320)       --     2,447,428          3          (3)            --          --
Net loss                                             --        --            --         --          --        (24,140)    (24,140)
                                               --------     -----   -----------      -----     -------       --------    --------
Balance, December 31, 1999                           --        --    12,981,425         13      33,884        (18,279)     15,618

Common stock issued upon exercise of options         --        --        11,709         --          61             --          61
Common stock, net of issuance costs                  --        --     2,483,000          3       4,469             --       4,472
Conversion of warrants to common stock               --        --       341,286         --       2,721             --       2,721
Warrant expense                                      --        --            --         --          86             --          86
Net loss                                             --        --            --         --          --        (16,042)    (16,042)
                                               --------     -----   -----------      -----     -------       --------    --------
Balance, December 31, 2000                           --     $  --    15,817,420      $  16     $41,221       $(34,321)   $  6,916
                                               ========     =====   ===========      =====     =======       ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  SKYMALL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                 For the Year Ended December 31,
                                                                           ------------------------------------------
                                                                             2000             1999             1998
                                                                           --------         --------         --------
Cash flows (used in) provided by operating activities:
 Net (loss) income                                                         $(16,042)        $(24,140)        $  2,286
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                              4,079            2,360            1,118
   Provision for doubtful accounts                                              716              859              281
   Warrants expense                                                              86               --               --
   Loss on disposal of property and equipment                                   467              469               --
   Deferred income taxes and other tax effects, net                              --              500              878
   Change in assets and liabilities, net of effects of acquisition:
    (Increase) decrease in:
      Accounts receivable                                                     4,181           (1,409)            (423)
      Inventories                                                               463             (670)              22
      Prepaid media costs and other                                           1,625           (1,401)             351
      Income tax receivable                                                     968             (968)              --
      Other assets                                                              323           (1,317)             117
    (Decrease) increase in:
      Accounts payable                                                       (9,032)          12,473           (2,256)
      Accrued liabilities                                                    (1,688)           2,762           (1,413)
      Unearned revenue                                                         (762)          (2,075)           2,911
      Income taxes payable                                                       --             (761)             205
      Reserve for restructuring charges                                         435               --               --
                                                                           --------         --------         --------
          Net cash (used in) provided by operating activities               (14,181)         (13,318)           4,077
                                                                           --------         --------         --------
Cash flows used in investing activities:
 Purchase of property and equipment                                          (2,567)          (8,847)          (3,193)
 Payments for acquisition, net of cash acquired                                  --               --           (2,900)
                                                                           --------         --------         --------
          Net cash used in investing activities                              (2,567)          (8,847)          (6,093)
                                                                           --------         --------         --------
Cash flows provided by (used in) financing activities:
 Proceeds from debt                                                           3,400            7,500              195
 Payments on capital leases                                                     (28)              --               --
 Payments on debt                                                                --           (2,550)             (60)
 Proceeds from issuance of preferred stock, net of issuance costs                --           15,727               --
 Proceeds from issuance of common stock, net of issuance costs                7,254            9,597              547
 Repurchase of common shares                                                     --               --             (127)
                                                                           --------         --------         --------
          Net cash provided by financing activities                          10,626           30,274              555
                                                                           --------         --------         --------

Increase (decrease) in cash and cash equivalents                             (6,122)           8,109           (1,461)

Cash and cash equivalents, beginning of year                                 16,060            7,951            9,412
                                                                           --------         --------         --------

Cash and cash equivalents, end of year                                     $  9,938         $ 16,060         $  7,951
                                                                           ========         ========         ========
Supplemental disclosure of cash flow activity:
 Income taxes paid                                                         $     --         $     --         $    623
                                                                           ========         ========         ========
 Total interest paid                                                       $    710         $    283         $     32
                                                                           ========         ========         ========
Supplemental disclosure of noncash activity:
 Long-term debt incurred with business acquisition                         $     --         $     --         $    200
                                                                           ========         ========         ========
 Conversion of long-term debt to common stock                              $     --         $    200         $     --
                                                                           ========         ========         ========
 Employee receivable for stock options exercised                           $     --         $     --         $    401
                                                                           ========         ========         ========
 Mature shares received for stock options exercised                        $     --         $     --         $    208
                                                                           ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  SKYMALL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


(1)  THE COMPANY:

     NATURE OF ORGANIZATION

     SkyMall, Inc. (the Company) was incorporated in 1989 as an Arizona corporation (and reincorporated in Nevada in October 1996). The Company is a specialty retailer that markets high-quality products and services via various media, including the SkyMall in-flight print catalogs and on the Internet. The Company maintains minimum levels of inventory and substantially all products displayed in the Company's in-flight print catalogs and the Company's Web site are acquired from participating merchants when a customer places an order with the Company.

     MANAGEMENT PLANS

     The Company incurred losses of $16.0 million and $24.1 million in the years ended December 31, 2000 and 1999, respectively. The Company had working capital of approximately $615,000 million at December 31, 2000. Cash used in operating activities was $14.2 million and $13.3 million in 2000 and 1999, respectively.

     Management has taken several steps to return the Company to operating profitability and positive cash flow. Those steps include, reducing general and administrative costs significantly, improving gross margins and implementing other cost control measures. Subsequent to year-end, the Company successfully negotiated and received a commitment letter for an extension of its revolving line of credit to June 30, 2002. The Company's plans are subject to a number of risks, some of which are beyond its control. There can be no assurance that the Company will be successful in implementing its business strategy.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, skymall.com, inc., Durham & Company, Disc Publishing, Inc., SkyMall Ventures, Inc. and SkyMall Media Ventures, Inc., and include all adjustments and reclassifications necessary to eliminate the effect of significant intercompany accounts and transactions.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The  preparation of  consolidated  financial  statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation. Settlement costs which were previously recorded in customer service and fulfillment expenses in 1998 and 1999 have been reclassified to general and administrative expenses.

     CASH AND CASH EQUIVALENTS

     Cash equivalents include investments purchased with an original maturity of three months or less.

     ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2000 and 1999, primarily include amounts due from participating merchants, credit card companies and products shipped but not billed. The allowance for doubtful accounts as of December 31, 2000 and 1999, was approximately $1.5 million and $744,000, respectively.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory cost includes raw materials, direct labor and overhead.

     PREPAID MEDIA COSTS

     Prepaid media costs primarily include catalog production costs and paper costs, which are deferred and amortized on a straight-line basis over the period each catalog issue is in use, currently three months.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Assets leased under capital lease agreements are included in property and equipment. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives of the respective assets or capital lease term. Periodically, the Company evaluates property and equipment whenever significant events or changes occur that might impair recovery of recorded asset costs. There were no asset impairments recorded in 2000, 1999 or 1998.

     The Company capitalizes labor cost associated with the development of computer software for internal use in accordance with Statement of Position ("SOP") 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." Costs capitalized under SOP 98-1 totaled $2.0 million and $5.5 million for 2000 and 1999, respectively.

     GOODWILL

     Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets in connection with the acquisition of Durham & Company in October 1998. Goodwill is amortized using the straight-line method over 15 years. Amortization expense was $204,947 in each of 2000 and 1999. Accumulated amortization at December 31, 2000 and 1999 was $462,086 and $257,139, respectively. Periodically, the Company evaluates goodwill and other intangibles whenever significant events or changes occur that might impair recovery of recorded asset costs. There were no asset impairments recorded in 2000, 1999 or 1998.

     UNEARNED REVENUE

     Unearned revenue represents amounts charged to customer credit cards and customers with corporate recognition programs in which all related products for that charge have not been shipped. Unearned revenue is recognized as net merchandise sales when the related product is shipped. The Company also has unearned revenue relating to placement fee revenue that is partially billed in advance of the distribution of the catalog. This is reflected as a contra-receivable account in the accompanying consolidated balance sheets.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for the expected future tax benefits to be realized from net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

     REVENUE RECOGNITION

     The Company has two primary sources of revenue, net merchandise sales and placement fees. Net merchandise sales are recognized as revenue upon delivery of product to customers by the Company or participating merchants, net of estimated returns and allowances. Placement fees represent fees paid to the Company by participating merchants for inclusion of their products in the Company's media channels. Placement fee revenue is recognized on a straight-line basis over the circulation period of a media channel, generally three months. Customer charges for shipping and handling are included in placement fees and other revenue. Revenue from gift certificates is recognized upon delivery of the product following redemption.

     Placement fees and other revenue also include barter revenue which includes an exchange by the Company of advertising space or services for reciprocal advertising space or services. The Company follows the guidance of Accounting Principles Board ("APB") Opinion No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." This APB Opinion provides guidance on accounting for transactions that involve primarily an exchange of non-monetary assets, liabilities or services ("barter transactions"). Revenues and expenses from barter transactions are recorded at the lower of estimated fair value of the advertising or services received or delivered. Barter revenue and expenses are recognized when the advertising or services performed are delivered. There were no revenue and expenses recognized from barter transactions in 2000. Revenue and expenses recognized from barter transactions were approximately $0 in 2000, $370,000 in 1999 and $0 in 1998.

     On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides additional guidance in applying accounting principles generally accepted in the United States for revenue recognition in financial statements. The Company's adoption of SAB No. 101 did not have a material impact on the revenue recognition method of the Company.

     COST OF GOODS SOLD

     Cost of goods sold represents net amounts paid to participating merchants to acquire products sold to customers. For products sold by Durham & Company, cost of goods sold includes manufacturing costs, including materials, labor and overhead. Shipping costs incurred related to product delivery are included in cost of goods sold.

     STOCK-BASED COMPENSATION

     SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION encourages, but does not require, companies to adopt a fair-value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. See Note 8 for disclosures required under SFAS No. 123

     CONCENTRATION OF CREDIT RISK

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

     FINANCIAL INSTRUMENTS

     The Company's  financial  instruments  include cash,  accounts  receivable, accounts payable, notes payable, and capital leases. Due to the short-term nature of cash, accounts receivable, and accounts payable, the fair value of these instruments approximates their recorded value. In the opinion of management, based upon current information, the fair value of notes payable and capital leases approximates market value because interest rates reflect current market rates. The Company does not have material financial instruments with off-balance sheet risk.

(3)  RESTRUCTURING CHARGE:

     In April 2000, the Company began execution of a plan to reduce costs and improve profitability, which resulted in the Company recording a one-time restructuring expense totaling $2.6 million in the second fiscal quarter ended June 30, 2000, of which $228,000 relates to non-cash transactions relating to the write-off of assets. Approximately $2.2 million of the total restructuring charge has been paid through December 31, 2000. The remaining charge has been classified in current and non-current liabilities on the Consolidated Balance Sheet and will be funded through cash provided by operating activities. Of the total restructuring charge taken in June, 2000, $1.0 million related to plans to discontinue various catalog programs that had not been profitable to the Company, including the international catalog program, as well as other specialty catalog programs. This part of the plan has been executed and completed. The ability to order products with international shipping destinations will continue to be available through the existing business infrastructure. Under the restructuring plan, the Company eliminated approximately 53 employees and 15 outside contractors in April 2000, resulting in a charge of $687,000. This cost included special termination benefits related to the reduction in work force. The Company has also consolidated operations previously located in New York and Utah to Phoenix resulting in closure and other payroll costs of $839,000, which have been included in restructuring charges. The elimination of these locations has not resulted in a discontinuation of product lines, but has, instead, consolidated management and day-to-day operational control.

(4)  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (amounts in thousands):

                                            Estimated         December 31,
                                           Useful Life   ----------------------
                                             (Years)       2000          1999
                                           -----------   --------      --------
Equipment and software                         2-10      $ 15,450      $ 13,747
Buildings and leasehold improvements           15-40        3,070         3,347
Furniture, fixtures and other                  3-7            968           991
                                                         --------      --------
                                                           19,488        18,085
Accumulated depreciation                                   (8,074)       (5,216)
                                                         --------      --------

                                                         $ 11,414      $ 12,869
                                                         ========      ========

Depreciation expense was $3.6 million, $2.0 million and $1.1 million in 2000, 1999 and 1998, respectively.

(5)  OTHER ASSETS:

     Purchased airline contracts are amortized using the straight-line method over their contract lives. Other assets consists of the following (amounts in thousands):

                                                                December 31,
                                          Contract Life    ---------------------
                                             (Years)        2000          1999
                                             -------       -------       -------
Purchased airline contracts                    1-2         $ 1,323       $ 1,323
Other                                          102             425
                                                           -------       -------
                                                             1,425         1,748
Accumulated amortization                      (740)           (421)
                                                           -------       -------

                                                           $   685       $ 1,327
                                                           =======       =======

(6)  DEBT AND CAPITAL LEASES:

     Debt and capital leases consist of the following (amounts in thousands):

                                                              December 31,
                                                         ----------------------
                                                          2000            1999
                                                         -------        -------
Revolving line of credit                                 $ 8,400        $ 5,000

Note payable to former employee, interest at 6%,
 due October 2001                                            180            180

Capital leases, interest at varying rates of 18% to
 23%, due in monthly installments (including interest)
 of approximately $2,700 through May 2001, secured by
 equipment                                                    10             38
                                                         -------        -------

Total debt and capital leases                              8,590          5,218
Less current portion                                        (190)           (28)
                                                         -------        -------

Long-term debt, net of current portion                   $ 8,400        $ 5,190
                                                         =======        =======

     At December 31, 2000, aggregate annual maturities of long-term debt and capital leases were as follows (amounts in thousands):

     2001                                                           $  190
     2002                                                            8,400
                                                                    ------
                                                                    $8,590
                                                                    ======

     In June 1999, the Company obtained a $10 million revolving line of credit (the "Line") from a bank with an original maturity date of May 2001. Advances made on the Line bear interest at prime. The Line is collateralized by substantially all assets of the Company. The balance outstanding on the Line at December 31, 2000 was $8.4 million. Subsequent to December 31, 2000, the Company negotiated certain modifications to the Line including an extension to June 30, 2002. The modifications eliminated certain financial covenants that related to the year ended December 31, 2000 and imposed new financial and other covenants for the balance of the term of the Line. These covenants require maintenance of minimum net worth, earnings before interest, taxes, depreciation and amortization and interest coverage. The Line limits capital expenditures to $600,000 annually and requires the Company to reduce the Line to $2,000,000 for specified periods during the term of the Line.

(7)  SEGMENT AND RELATED INFORMATION:

     The Company is a specialty retailer that provides a large selection of premium-quality products and services to consumers from a wide variety of merchants and partners. The Company's operations are classified into two reportable business segments: business-to-consumer and business-to-business. Business initiatives for the Company's two reportable business segments are managed separately while support functions are combined.

     The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic and international airlines and through the Company's Web site. The business-to-business segment provides retail merchandise services for loyalty point-based programs, and recognition and logo merchandise.

     The Company evaluates the performance of its segments based on revenues and gross margins. Operating expenses are included with corporate expense and are not allocated to the business segments. The accounting policies of the reportable segments are the same as those used in the consolidated financial statements and described in Note 2 of these condensed consolidated financial statements. Inter-segment transactions are not significant.

     Revenues and gross margin for the Company's reportable segments are as follows (amounts in thousands):

                           Business-to-   Business-to-
December 31,                 Consumer       Business     Corporate      Total
------------                 --------       --------     ---------      -----
2000
Revenues                     $ 71,357       $ 10,712     $     --     $ 82,069
Gross margin                   31,025          3,061           --       34,086
Operating expenses                 --             --       49,474       49,474
Loss from operations                                                   (15,388)

1999
Revenues                     $ 70,018       $  8,923     $     --     $ 78,941
Gross margin                   29,491          3,028           --       32,519
Operating expenses                 --             --       57,341       57,341
Loss from operations                                                   (24,822)

1998
Revenues                     $ 70,920       $  1,122     $     --     $ 72,042
Gross margin                   32,300            450           --       32,750
Operating expenses                 --             --       29,161       29,161
Loss from operations                                                     3,589

     Identifiable assets available to support the Company's business-to-business segment approximate $4,480,000, $4,587,000 and $4,371,000 at December 31, 2000,
1999, and 1998, respectively. The remaining assets which are combined to support the Company's two reportable business segments, approximate $29,392,000, $45,662,000, and $27,554,000 at December 31, 2000, 1999 and 1998, respectively.
Depreciation and amortization included in corporate were approximately $4.1 million, $2.4 million and $1.1 million in 2000, 1999 and 1998, respectively.

(8)  COMMITMENTS AND CONTINGENCIES:

     LITIGATION

     The Company is involved in legal actions in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company, although no assurance can be given with respect to the ultimate outcome of any such claims or with respect to the occurrence of any future claims.

     A securities class action complaint was filed against SkyMall and Robert Worsley, the Company's Chief Executive Officer, Chairman and largest shareholder, in connection with certain disclosures made by the Company in December 1998 relating to its Internet sales. The complaint was filed in the United States District Court, District of Arizona, Case No. CIV-99-0166-PHX-ROS. The complaint alleges unlawful manipulation of the price of the Company's stock and insider selling during the period from December 28, 1998 through December 30, 1998. The complaint seeks unspecified damages for alleged violations of federal securities laws. The Company and Mr. Worsley filed a motion to dismiss the complaint on the basis that the complaint fails to state a claim upon which relief can be granted. In September 2000, the motion was granted in part and denied in part. The Company continues to believe that the allegations against it and Mr. Worsley are substantially without merit and intends to vigorously defend the lawsuit. The case will now proceed to the class certification stage. Neither party to this litigation has yet undertaken any significant discovery, thus it is unpractical to ascertain what amount, if any, the Company could potentially be liable for in the event this action was determined adversely.

     RGC International Investors, LDC, the parent company of Rose Glen Capital Management, filed a complaint in the Court of Chancery New Castle County Delaware, Case Number 17600 NC, RGC International Investors, LDC v. SkyMall, Inc. RGC alleges that the Company was required to close on a transaction for an equity investment in the Company. The Company filed a motion to dismiss on the basis that the complaint fails to state a claim upon which relief can be granted, which was denied by the Court in late 2000. The Company believes that the allegations against it are substantially without merit and intends to vigorously defend this lawsuit. Neither party to this litigation has yet undertaken any significant discovery, thus it is not practical to ascertain what amount, if any, the Company could potentially be liable for in the event this action was determined adversely. Trial in this matter is scheduled for late 2001.

     LEASES

     The Company has entered into several operating leases for equipment and facilities. As of December 31, 2000, the future minimum payments under these leases are as follows (amounts in thousands):

     2001                                                       $1,395
     2002                                                          805
     2003                                                           96
     2004                                                           96
     2005                                                           47
     Thereafter                                                    426
                                                                ------
                                                                $2,865
                                                                ======

     Other equipment and property are leased on a monthly basis. Total lease expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,511,000, $1,299,000 and $141,000, respectively.

     LEASE REVENUE

     The Company leases certain of its facilities to others under non-cancelable leases and month-to-month agreements. Lease revenue of approximately $116,000, $185,000, and $74,000 for the years ended December 31, 2000, 1999 and 1998, respectively, is included in interest and other income in the accompanying consolidated financial statements. As of December 31, 2000, future minimum lease payments to be received under non-cancelable leases are as follows (amounts in thousands):


     2001                                                     $ 42
     2002                                                       14
                                                              ----
                                                              $ 56
                                                              ====

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

     The total contributions made by the Company during the years ended December 31, 2000, 1999 and 1998 were approximately, $355,000, $116,000 and $77,000, respectively.

     EMPLOYMENT CONTRACTS

     The Company entered into employment contracts with certain officers, which expire in January 2002. The contracts may be terminated earlier under terms and circumstances described in the agreements. Under certain circumstances, certain officers may receive the remaining amounts under the contract upon termination, which total $600,000 and $159,000 for 2001 and 2002.

(9)  STOCK-BASED COMPENSATION:

     STOCK OPTION PLANS

     The Company has an incentive and nonqualified stock option plan, which allows the Company to grant to officers and key employees (the "Officer and Employee Plan") options covering up to 1,700,000 shares of common stock at an exercise price of not less than fair market value at the date of grant.

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

     Under the Director Plan, each non-employee Board member is granted an option to purchase 25,000 common shares upon appointment to the Board and an option to purchase 7,500 shares annually, subject to certain conditions. Options are fully vested upon grant and expire ten years after the date of issuance.

     A summary of the status of the Company's Plans at December 31, 2000, 1999 and 1998, and changes during the years ended December 31, 2000, 1999, and 1998, are presented in the table below (share amounts in thousands):

                                                                         December 31,
                                          --------------------------------------------------------------------
                                                 2000                    1999                    1998
                                          -------------------     -------------------     --------------------
                                                      Average                 Average                 Average
                                                      Exercise                Exercise                Exercise
                                          Options      Price      Options      Price      Options      Price
                                          -------      -----      -------      -----      -------      -----
Outstanding at beginning of period          1,008      $ 9.88         544      $ 5.82         604      $ 6.39
Granted                                       789        4.18         636       13.42         312        4.66
Exercised                                     (15)       3.26         (13)       3.62        (106)       6.89
Forfeited                                    (378)      11.92        (159)      10.63        (266)       6.67
                                           ------      ------      ------      ------      ------      ------
Expired                                        --          --          --          --          --          --
                                           ------      ------      ------      ------      ------      ------

Outstanding at end of period                1,404      $ 6.20       1,008      $ 9.88         544      $ 5.82
                                           ======      ======      ======      ======      ======      ======

     Stock options outstanding and exercisable at December 31, 2000, are as follows (option amounts in thousands):

                               Outstanding                     Exercisable
                     --------------------------------     --------------------
    Exercise                                 Average                   Average
     Price                        Average    Exercise                  Exercise
     Range           Options      Life(a)     Price        Options      Price
     -----           -------      -------     -----        -------      -----
$ 2.13  $ 5.06          690        9.29      $  3.16         294       $ 3.38
  5.56   13.19          636        9.09         8.38         422         4.43
 14.75   16.75           78        9.00        16.07          51        16.07
--------------        -----        ----      -------        ----       ------

$ 2.13  $16.75        1,404        9.19      $  5.97         767       $ 6.45
==============        =====        ====      =======        ====       ======

     (a)  Average contractual life remaining.

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to or in excess of the fair value of the Company's common stock on the date of grant. The Company estimated the fair value of each option grant as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%, expected life of five years, dividend rate of zero, and expected volatility of approximately 63%, 107%, and 77% for 2000, 1999, and 1998, respectively. Using these assumptions, the fair value of the stock options granted in 2000, 1999, and 1998 is approximately $1,900,000, $5,200,000, and
$930,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Options generally vest over three years. Had compensation costs been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income
(loss) per common share would have been adjusted to the following pro forma amounts (amounts in thousands except per common share amounts):

                                                                      Year Ended
                                                                      December 31,
                                                        ---------------------------------------
                                                           2000           1999          1998
                                                        ----------     ----------    ----------
Net income (loss) available to common shareholders:
  As reported                                            $(16,042)     $(24,140)        $2,286
  Pro forma                                               (16,933)      (25,182)         2,167

Basic net income (loss) per common share:
  As reported                                            $  (1.11)     $  (2.60)        $  .27
  Pro forma                                                 (1.17)        (2.72)           .25

Diluted net income (loss) per common share:
  As reported                                            $  (1.10)     $  (2.60)        $  .27
  Pro forma                                                 (1.17)        (2.72)           .25

     STOCK WARRANTS

     A summary of the status of the Company's Stock Purchase Warrants at December 31, 2000, 1999 and 1998, and changes during the years ended December 31, 2000, 1999, and 1998, are presented in the table below (share amounts in thousands):

                                                                        December 31,
                                          ------------------------------------------------------------------
                                                 2000                   1999                    1998
                                          -------------------    ------------------     --------------------
                                                     Average                Average                Average
                                                     Exercise               Exercise               Exercise
                                          Shares      Price      Shares      Price      Shares      Price
                                          ------      ------     ------      ------     ------      ------
Outstanding at beginning of period         2,549      $ 8.04        358      $ 8.18        539      $ 8.59
Granted                                      196       14.47      2,499        8.04         --          --
Exercised                                   (339)       8.00       (294)       8.21       (181)       9.42
Expired                                       --          --        (14)       8.00         --          --
                                          ------      ------     ------      ------     ------      ------

Outstanding at end of period               2,406      $ 8.57      2,549      $ 8.04        358      $ 8.18
                                          ======      ======     ======      ======     ======      ======

     The Company has 2,405,752 outstanding warrants to purchase common stock at prices ranging from $7.00 to $15.40 per share with an average exercise price of $8.57 per share. These warrants expire five years from the date of issuance and have an average contractual life remaining of 4.29 years.

(10)  INCOME TAXES:

     The provision (benefit) for income taxes includes the following:

                                                            Year Ended
                                                           December 31,
                                                -------------------------------
                                                  2000        1999        1998
                                                --------    -------     -------
Current:
  Federal                                       $     --    $  (917)    $ 1,374
  State                                               --       (496)        364
                                                --------    -------     -------

     Total current                                    --     (1,413)      1,738
                                                --------    -------     -------
Deferred:
  Federal                                             --        425         (26)
  State                                               --         75          (5)
                                                --------    -------     -------

     Total deferred                                   --        500         (31)
                                                --------    -------     -------

Provision (benefit) for income taxes            $     --    $  (913)    $ 1,707
                                                ========    =======     =======

     The (benefit) provision for income taxes is different from the statutory federal income tax rate primarily due to the following:

                                                          Year Ended
                                                         December 31,
                                                  --------------------------
                                                  2000       1999       1998
                                                  ----       ----       ----
Federal statutory rate                            (34)%      (34)%       34%
State taxes, net of federal benefit                (6)        (5)         6
Change in valuation allowance                      42         37          0
Other                                              (2)        (2)         3
                                                  ---        ---        ---

Income tax  provision (benefit)                     0%        (4)%       43%
                                                  ===        ===        ===

     The primary components of the Company's deferred tax assets (liabilities) and the related valuation allowance are as follows (amounts in thousands):

                                                               December 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Deferred tax assets:
  Nondeductible charges including bad debts, sales
    returns and other                                     $  1,152     $  1,163
  Accrued liabilities                                          392          319
  Other                                                        136          138
  Net operating loss carry forward                          14,773        8,261
  Valuation allowance                                      (16,076)      (9,317)
                                                          --------     --------

Deferred tax assets                                            377          564
                                                          --------     --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation             (377)        (564)
                                                          --------     --------

Net deferred tax assets                                   $     --     $     --
                                                          ========     ========

Based on the criteria of more likely than not, the Company recorded a valuation allowance for deferred tax assets as of December 31, 2000 of $16.1 million. As of December 31, 2000, the Company has approximately $36.9 million of federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards begin to expire in 2019 for federal purposes and in various years beginning in 2004 for state purposes.

(11) BUSINESS COMBINATIONS:

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

Accounts receivable                                                     476,110
Inventory                                                               651,790
Property, equipment and other assets                                    170,514
Goodwill                                                              3,074,206
Liabilities assumed                                                  (1,272,620)
                                                                    -----------

                                                                    $ 3,100,000
                                                                    ===========

     The following unaudited consolidated pro forma information is presented as if the Durham & Company acquisition had occurred on January 1, 1998 (in thousands).

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                        1998
                                                                     ----------
Total revenues                                                       $   74,974
Net income                                                                2,124
Basic income per common share                                               .25
Diluted income per common share                                             .25

     The unaudited consolidated pro forma information includes adjustments to give effect to amortization of goodwill. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been made at the beginning of the period presented, nor is it indicative of the results that may occur in the future.

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

                                                       Year Ended December 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
REVENUES:
SkyMall, Inc.                                         $ 78,710         $ 72,042
Disc Publishing, Inc.                                      231               --
                                                      --------         --------
     Total revenues                                   $ 78,941         $ 72,042
                                                      ========         ========

NET INCOME (LOSS):
SkyMall, Inc.                                         $(23,437)        $  2,551
Disc Publishing, Inc.                                     (703)            (265)
                                                      --------         --------
     Total net income (loss)                          $(24,140)        $  2,286
                                                      ========         ========

(12) CAPITAL STOCK

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

     In 2000, the Company issued 2,483,000 shares of common stock at $2 per share in a private offering.

STOCK WARRANTS

     In 1999, the Company issued 652,289 stock purchase warrants to Series A Preferred shareholders, 571,429 stock purchase warrants to Series B Preferred shareholders and 571,444 stock purchase warrants to common shareholders in connection with various private placement offerings. The warrants are exercisable at $8.00 per share and expire in 2004. The Company issued 200,742, 34,286 and 129,316 stock purchase warrants to placement agents in connection with the Series A Preferred, Series B Preferred and common stock private placement offerings, respectively. In addition, the Company issued 339,240 stock purchase warrants in various transactions in 1999. These stock purchase warrants are exercisable at prices ranging from $7.00 to $9.12 per share and expire in 2004.

(13) INCOME (LOSS) PER COMMON SHARE:

     The following  table sets forth the computation of basic and diluted income
(loss) per common share (in thousands, except per share amounts):

                                                                          Year Ended
                                                                         December 31,
                                                         --------------------------------------
                                                           2000             1999          1998
                                                         ---------       ---------       ------
Basic income (loss) per common share:
  Net Income (loss)                                      $ (16,042)      $ (24,140)      $2,286
                                                         =========       =========       ======

  Weighted average shares outstanding                       14,480           9,271        8,583
                                                         =========       =========       ======

  Basic income (loss) per common share                   $   (1.11)      $   (2.60)      $  .27
                                                         =========       =========       ======

                                                                         Year Ended
                                                                        December 31,
                                                         --------------------------------------
                                                           2000             1999          1998
                                                         ---------       ---------       ------
Diluted income (loss) per common share:
  Net Income (loss)                                      $ (16,042)      $ (24,140)      $2,286
                                                         =========       =========       ======

  Weighted average shares outstanding                       14,480           9,271        8,583

  Dilutive effect of options and warrants assumed
    converted                                                   --              --           19
                                                         ---------       ---------       ------
  Total weighted average shares outstanding plus
    assumed conversions                                     14,480           9,271        8,602
                                                         =========       =========       ======

  Diluted income (loss) per common share                 $   (1.11)      $   (2.60)      $  .27
                                                         =========       =========       ======

     As a result of anti-dilutive effects, approximately 280,000 and 366,000 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for 2000 and 1999, respectively.

(14) MAJOR MERCHANTS AND AIRLINES:

Revenue generated through net merchandise sales and fixed placement fees for the Company's largest participating merchants for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                         2000     1999     1998
                                                         ----     ----     ----
Number of merchants                                        1        2        2
Percentage of total merchandise sales and
 placement fees                                           10%      21%      21%

     There were no other merchants that exceeded 10% of total revenues.

     Net  merchandise   sales   originating  from  the  Company's  four  largest
participating airlines approximated 57%, 51% and 72% for the years ended December 31, 2000, 1999 and 1998, respectively.

(15) TRANSACTIONS WITH RELATED PARTIES:

     The Company has an agreement with a company, which is owned by one of the Company's directors, to provide order conveyance services. Expenses related to this agreement totaled $868,000, $485,000 and $343,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Disc Publishing, Inc. entered into a note payable agreement with one of its officers prior to the merger with the Company. The note payable bears interest at 6% and matures in October 2001. As of December 31, 2000, 1999 and 1998 the balance outstanding was $180,000, $180,000 and $198,000, respectively.

     The Company had an agreement with a company, which is owned by one of the Company's officers, to provide consulting and recruiting services. Expenses related to this agreement totaled $0, $97,000 and $0, respectively during 2000, 1999 and 1998.

     The Company had an agreement with a company, which is owned by one of the Company's officers, to provide Internet content. Expenses related to this agreement totaled $24,300, $45,000 and $0, respectively during 2000, 1999 and 1998.

     The Company had an agreement with a company, which is owned by former shareholders of Disc Publishing, Inc., to provide professional services. Expenses related to this agreement totaled $72,000, $71,000 and $0, respectively during 2000, 1999 and 1998.

(16) SUBSEQUENT EVENTS (UNAUDITED)

     On March 28, 2001, the Company executed an agreement to exchange certain assets of Durham & Company (a wholly owned subsidiary) for an equity interest in Awards.com and a $1.0 million note receivable from Awards.com. The note receivable bears interest at 10% which is due monthly. The principal amount of the note receivable is due March 28, 2004. Awards.com is a privately held company in the business of providing corporate gifts, promotional and motivational products to individuals, organization and corporations.

SKYMALL, INC.

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           FOR THE FISCAL YEARD ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        Balance at                      Charged                           Balance At
                                        Beginning       Expense         to Other                             End
                                        of Period       Recorded        Accounts        Other             of Period
                                       -----------    ------------     ---------     ------------        -----------
Allowance for doubtful accounts:
  Year ended December 31, 2000         $  744,364     $   716,001       $ 82,131     $   (28,138)(1)      $1,514,359
  Year ended December 31, 1999          1,204,876         858,641             --      (1,319,153)(1)         744,364
  Year ended December 31, 1998            422,330       1,119,215             --        (336,669)(1)       1,204,876

General Reserves (3):
  Year ended December 31, 2000         $1,408,095     $  (183,321)(5)   $(82,131)    $  (210,222)(2)      $  932,421
  Year ended December 31, 1999            256,805       2,926,446             --      (1,775,156)(2)       1,408,095
  Year ended December 31, 1998            200,000          56,805             --              --             256,805

Restructuring Reserves (4):
  Year ended December 31, 2000                 --     $(2,595,000)            --     $(2,159,977)(4)      $  435,023

(1)  Write-off of bad debts
(2)  Payments, settlements, sales returns activities and reversal of reserves.
(3) General reserves primarily include amounts reserved for litigation, sales tax assessments and sales returns.
(4) Details of restructuring charge contained in Footnote 3 of the Company's Consolidated Financial Statements included in this filing.
(5) The Company reserves for potential vendor disputes and sales tax audits. Based on activity of the reserves the Company determined the reserve was overestimated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Definitive Proxy Statement relating to the Company's Annual Meeting to be held on June 15, 2001 (the "2001 Annual Meeting").

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Definitive Proxy Statement relating to the 2001 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Definitive Proxy Statement relating to 2001 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Definitive Proxy Statement relating to the 2001 Annual Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                           Page
                                                                           ----
     (a)(1) Consolidated Financial Statements.

            Report of Independent Public Accountants                         F-1
            Consolidated Balance Sheets as of December 31, 2000 and 1999 F-2 Consolidated Statements of Operations for the Years Ended
              December 31, 2000, 1999 and 1998                               F-3
            Consolidated Statements of Shareholders' Equity for the Years
              Ended December 31, 2000, 1999 and 1998                         F-4
            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2000, 1999 and 1998                               F-5
            Notes to Consolidated Financial Statements                       F-6

     (a)(2) and (d) Consolidated Financial Statement Schedules.

            Report of Independent Public Accountants                         S-1
            Schedule II - Valuation and Qualifying Accounts and Reserves
              For the Years Ended December 31, 2000, 1999 and 1998           S-2

     (a)(3) and (c) Exhibits.

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
3.1(a)     Articles of Incorporation of Registrant                         (1)
3.1(b)     Certificate of Amendment to Articles of Incorporation           (1)
3.2        Certificate of Designations, Rights, Preferences and
           Limitations of the Series A Junior Convertible Preferred Stock  (10)
3.3        Certificate of Designations, Rights, Preferences and
           Limitations of the Series B Junior Convertible Preferred Stock  (12)
3.4        Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock (See Exhibit 10.11(a), below)      (5)
3.5        Bylaws of Registrant                                            (1)
4.1        Form of Common Stock Certificate                                (1)
4.2        Form of Series A Junior Convertible Preferred Stock
           Certificate                                                     (10)
4.3        Form of Series B Junior Convertible Preferred Stock
           Certificate                                                     (12)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
4.4        Form of Right Certificate                                       (5)
10.1       Employment Agreement between the Company and Robert M. Worsley  (1)
10.2       Employment Agreement between the Company and Thomas C. Edwards  (2)
10.4(a)    Form of Airline Customer Services Agreement                     (1)
10.4(b)    Schedule of Omitted Material Terms from Material Airline
           Customer Services Agreement                                     (1)
10.5       Form of Tax Indemnification Agreement                           (1)
10.6       SkyMall, Inc. 1994 Stock Option Plan, as amended                (6)
10.7       Non-Employee Director Stock Option Plan, as amended             (7)
10.8(a)    Lease Agreement between Pasqualetti Properties, Inc. and
           Smitty's Super Valu, Inc. dated June 24, 1960                   (1)
10.8(b)    Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti,
           Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super Valu,
           Inc. dated March 2, 1961                                        (1)
10.8(c)    Addendum to Lease between Amos Pasqualetti, Ben S.
           Pasqualetti, Rose Pasqualetti Jenkins, Estate of Anthony J.
           Pasqualetti and Smitty's Super Valu, Inc. dated May 11, 1966    (1)
10.8(d)    Sublease between Schwan Brothers Properties and Smitty's Super
           Valu, Inc. dated August 1, 1984                                 (1)
10.8(e)    Lease Amending Agreement between Smitty's Super Valu, Inc.,
           Pasquo Investments, and Amos Pasqualetti and Victoria
           McFarland dated October 1, 1984                                 (1)
10.8(f)    Addendum to Sublease between Smitty's Super Valu, Inc. and
           Schwan Brothers Properties dated January 1, 1985                (1)
10.8(g)    Assignment of Sublease from Pima Partners to SkyMall, Inc.
           dated July 12, 1990                                             (1)
10.9       Warrant issued to Ryan, Beck & Co., Inc. in connection with
           financial advisory services dated June 30, 1999                 (9)
10.10(a)   Credit and Security Agreement between SkyMall, Inc.,
           skymall.com, inc., Durham & Company and Imperial Bank dated as
           of June 30, 1999                                                (3)
10.10(b)   Promissory Note between SkyMall, Inc., skymall.com, inc.,
           Durham & Company and Imperial Bank dated as of June 30, 1999    (3)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
10.11(a)   Rights Agreement between the Company and Continental Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           September 15, 1999 (including as Exhibit A the form of
           Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement)                                                      (4)
10.11(b)   Form of Letter to SkyMall, Inc. shareholders, dated October
           15, 1999                                                        (4)
10.12(a)   Stock Acquisition Agreement, dated as of August 26, 1999, by and among SkyMall, Inc., Disc Publishing, Inc., Lorne
           Grierson, Warren Osborn, Flamingo Partnership, Kyle Love, Bart
           Howell and David E. Hardy                                       (4)
10.12(b)   Amendment to Stock Acquisition Agreement, dated as of
           September 20, 1999, by and among SkyMall, Inc., Disc
           Publishing, Inc., Lorne Grierson, Warren Osborn, Flamingo
           Partnership, Kyle Love, Bart Howell and David E. Hardy          (4)
10.13      Form of Warrant issued to the Mark P. Durham and Mary R.
           Durham Trusts                                                   (9)
10.14(a)   Stock and Warrant Purchase Agreement between SkyMall, Inc. and
           the investors in the November 1999 Private Placement            (4)
10.14(b)   Form of Warrant issued to investors in the November 1999
           Private Placement                                               (8)
10.14(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the November
           1999 Private Placement                                          (8)
10.14(d)   Form of Warrant issued to Shoreline Pacific as a placement
           agent in the November 1999 Private Placement                    (8)
10.15      Form of Warrant issued to Genesis Select for advisory services  (10)
10.16(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 20, 1999 Private Placement        (10)
10.16(b)   Form of Warrant issued to investors in the December 20, 1999
           Private Placement                                               (10)
10.16(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December
           20, 1999 Private Placement                                      (10)
10.16(d)   Form of Warrant issued to Schneider Securities and Budd
           Zuckerman as placement agents in the December 20, 1999 Private
           Placement                                                       (10)
10.16(e)   Form of Warrant issued to Shoreline Pacific, et al., as a
           placement agent in the December 20, 1999 Private Placement      (10)
10.17(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 30, 1999 Private Placement        (12)
10.17(b)   Form of Warrant issued to investors in the December 30, 1999
           Private Placement                                               (12)
10.17(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December
           30, 1999 Private Placement                                      (12)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
10.17(d)   Form of Advisory Fee Warrant issued to Wand Partners Inc.
           pursuant to the December 30, 1999 Private Placement             (12)
10.18      Employment Agreement between the Company and Cary L. Deacon     *
21         Subsidiaries of Registrant                                      *
23         Consent of Independent Public Accountants                       *
24         Powers of Attorney                                 See Signature Page

---------
*    Filed herewith.
(1) Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed October 5, 1999.
(6) Incorporated by reference to Form S-8 Registration Statement (File No. 333-92807).
(7) Incorporated by reference to Form S-8 Registration Statement (File No. 333-71543).
(8) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91279).
(9) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91433).
(10) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94099).
(11) Incorporated by reference to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-94099).
(12) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94731).

     (b) Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2000.

                                        SKYMALL, INC.

                                        By /s/ Robert M. Worsley
                                           -------------------------------------
                                           Robert M. Worsley
                                           Chairman and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints ROBERT M. WORSLEY and CHRISTINE A. AGUILERA, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                          DATE
      ---------                         -----                          ----

/s/ Robert M. Worsley           Chairman of the Board,            March 30, 2001
--------------------------      and Chief Executive Officer
Robert M. Worsley               (Principal Executive Officer)


/s/ Cary L. Deacon              President, Chief Operating        March 30, 2001
--------------------------      Officer and Director
Cary L. Deacon


/s/ Christine A. Aguilera       Executive Vice President and      March 30, 2001
--------------------------      Acting CFO (Principal Financial
Christine A. Aguilera           and Accounting Officer)


/s/ Lyle R. Knight              Director                          March 30, 2001
--------------------------
Lyle R. Knight

      SIGNATURE                         TITLE                          DATE
      ---------                         -----                          ----

/s/ Thomas J. Litle             Director                          March 30, 2001
--------------------------
Thomas J. Litle


/s/ Randy Petersen              Director                          March 30, 2001
--------------------------
Randy Petersen


/s/ David J. Callard            Director                          March 30, 2001
--------------------------
David J. Callard

                                 EXHIBIT INDEX

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------

3.1(a)     Articles of Incorporation of Registrant                         (1)
3.1(b)     Certificate of Amendment to Articles of Incorporation           (1)
3.2        Certificate of Designations, Rights, Preferences and
           Limitations of the Series A Junior Convertible Preferred Stock  (10)
3.3        Certificate of Designations, Rights, Preferences and
           Limitations of the Series B Junior Convertible Preferred Stock  (12)
3.4        Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock (See Exhibit 10.11(a), below)      (5)
3.5        Bylaws of Registrant                                            (1)
4.1        Form of Common Stock Certificate                                (1)
4.2        Form of Series A Junior Convertible Preferred Stock
           Certificate                                                     (10)
4.3        Form of Series B Junior Convertible Preferred Stock
           Certificate                                                     (12)
4.4        Form of Right Certificate                                       (5)
10.1       Employment Agreement between the Company and Robert M. Worsley  (1)
10.2       Employment Agreement between the Company and Thomas C. Edwards  (2)
10.4(a)    Form of Airline Customer Services Agreement                     (1)
10.4(b)    Schedule of Omitted Material Terms from Material Airline
           Customer Services Agreement                                     (1)
10.5       Form of Tax Indemnification Agreement                           (1)
10.6       SkyMall, Inc. 1994 Stock Option Plan, as amended                (6)
10.7       Non-Employee Director Stock Option Plan, as amended             (7)
10.8(a)    Lease Agreement between Pasqualetti Properties, Inc. and
           Smitty's Super Valu, Inc. dated June 24, 1960                   (1)
10.8(b) Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti, Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super Valu,
           Inc. dated March 2, 1961                                        (1)
10.8(c)    Addendum to Lease between Amos Pasqualetti, Ben S.
           Pasqualetti, Rose Pasqualetti Jenkins, Estate of Anthony J.
           Pasqualetti and Smitty's Super Valu, Inc. dated May 11, 1966    (1)
10.8(d)    Sublease between Schwan Brothers Properties and Smitty's Super
           Valu, Inc. dated August 1, 1984                                 (1)
10.8(e)    Lease Amending Agreement between Smitty's Super Valu, Inc.,
           Pasquo Investments, and Amos Pasqualetti and Victoria
           McFarland dated October 1, 1984                                 (1)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------

10.8(f)    Addendum to Sublease between Smitty's Super Valu, Inc. and
           Schwan Brothers Properties dated January 1, 1985                (1)
10.8(g)    Assignment of Sublease from Pima Partners to SkyMall, Inc.
           dated July 12, 1990                                             (1)
10.9       Warrant issued to Ryan, Beck & Co., Inc. in connection with
           financial advisory services dated June 30, 1999                 (9)
10.10(a)   Credit and Security Agreement between SkyMall, Inc.,
           skymall.com, inc., Durham & Company and Imperial Bank dated as
           of June 30, 1999                                                (3)
10.10(b)   Promissory Note between SkyMall, Inc., skymall.com, inc.,
           Durham & Company and Imperial Bank dated as of June 30, 1999    (3)
10.11(a)   Rights Agreement between the Company and Continental Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           September 15, 1999 (including as Exhibit A the form of
           Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement)                                                      (4)
10.11(b)   Form of Letter to SkyMall, Inc. shareholders, dated October
           15, 1999                                                        (4)
10.12(a)   Stock Acquisition Agreement, dated as of August 26, 1999, by and among SkyMall, Inc., Disc Publishing, Inc., Lorne
           Grierson, Warren Osborn, Flamingo Partnership, Kyle Love, Bart
           Howell and David E. Hardy                                       (4)
10.12(b)   Amendment to Stock Acquisition Agreement, dated as of
           September 20, 1999, by and among SkyMall, Inc., Disc
           Publishing, Inc., Lorne Grierson, Warren Osborn, Flamingo
           Partnership, Kyle Love, Bart Howell and David E. Hardy          (4)
10.13      Form of Warrant issued to the Mark P. Durham and Mary R.
           Durham Trusts                                                   (9)
10.14(a)   Stock and Warrant Purchase Agreement between SkyMall, Inc. and
           the investors in the November 1999 Private Placement            (4)
10.14(b)   Form of Warrant issued to investors in the November 1999
           Private Placement                                               (8)
10.14(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the November
           1999 Private Placement                                          (8)
10.14(d)   Form of Warrant issued to Shoreline Pacific as a placement
           agent in the November 1999 Private Placement                    (8)
10.15      Form of Warrant issued to Genesis Select for advisory services  (10)
10.16(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 20, 1999 Private Placement        (10)
10.16(b)   Form of Warrant issued to investors in the December 20, 1999
           Private Placement                                               (10)
10.16(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December
           20, 1999 Private Placement                                      (10)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------

10.16(d)   Form of Warrant issued to Schneider Securities and Budd
           Zuckerman as placement agents in the December 20, 1999 Private
           Placement                                                       (10)
10.16(e)   Form of Warrant issued to Shoreline Pacific, et al., as a
           placement agent in the December 20, 1999 Private Placement      (10)
10.17(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 30, 1999 Private Placement        (12)
10.17(b)   Form of Warrant issued to investors in the December 30, 1999
           Private Placement                                               (12)
10.17(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December 30,
           1999 Private Placement                                          (12)
10.17(d)   Form of Advisory Fee Warrant issued to Wand Partners Inc.
           pursuant to the December 30, 1999 Private Placement             (12)
10.18      Employment Agreement between the Company and Cary L. Deacon     *
21         Subsidiaries of Registrant                                      *
23         Consent of Independent Public Accountants                       *
24         Powers of Attorney                                 See Signature Page

---------
*    Filed herewith.
(1) Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed October 5, 1999.
(6) Incorporated by reference to Form S-8 Registration Statement (File No. 333-92807).
(7) Incorporated by reference to Form S-8 Registration Statement (File No. 333-71543).
(8) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91279).
(9) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91433).
(10) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94099).
(11) Incorporated by reference to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-94099).
(12) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94731).