Form 10-K/A
period 2000-12-31
SKYMALL INC
filed 2001-04-30
CIK 862841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     Item 1.  Business.....................................................   1
     Item 2.  Properties...................................................   9
     Item 3.  Legal Proceedings............................................   9
     Item 4.  Submission of Matters to a Vote of Security Holders..........   9

PART II

     Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters..........................................  10
     Item 6.  Selected Financial Data......................................  11
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  13
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...  28
     Item 8.  Financial Statements and Supplementary Data..................  29
     Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure..........................  30

PART III

     Item 10.  Directors and Executive Officers of the Registrant..........  31
     Item 11.  Executive Compensation......................................  33
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management..............................................  39
     Item 13.  Certain Relationships and Related Transactions..............  42

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.........................................  44

SIGNATURES.................................................................  48

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

     SkyMall    operates   two   distinct    segments,    which    include   its
business-to-consumer and business-to-business initiatives. The business-to-consumer segment provides retail merchandise through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides merchandise redemption offerings for a number of point-based loyalty programs and, during 2000, offered our logo and corporate recognition products. Subsequent to the end of the 2000 fiscal year, SkyMall sold the assets of Durham & Company, our logo and corporate recognition product business, to a third party. See "Business-to-Business Segment - Logo and Corporate Recognition Merchandise Programs."

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

     LOGO AND CORPORATE RECOGNITION MERCHANDISE PROGRAMS. During 2000, through our subsidiary, Durham & Company, we offered logo merchandise and recognition products to employees of a number of blue-chip organizations, primarily through print catalogs and various Web sites, including www.durham.skymall.com. Competing in the highly fragmented incentive industry, Durham distinguished itself by providing high-quality products and excellent customer service and focused its marketing efforts on large organizations. Subsequent to the end of fiscal 2000, SkyMall sold substantially all the assets of Durham & Company to Awards.com, Inc. In exchange for the assets of Durham, SkyMall received a minority equity interest in Awards.com and a note for $1,000,000, which bears interest at 10% annually that is due and payable on March 28, 2004 and is secured by the assets of Durham. Awards.com is a private, venture-backed firm that offers and sells trophies, awards, incentive and logo merchandise through catalogs and on the Web. Awards.com is the Internet's largest award, recognition, and motivational resource.

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

     THE WORSLEYS, WAND PARTNERS INC. AND/OR RS INVESTMENT MANAGEMENT L.P. CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of February 15, 2001, Mr. Worsley and his wife (the "Worsleys") owned 4,830,280 shares, or approximately 30.5% of our outstanding common stock, Wand Partners Inc. owned 1,292,857 shares, or approximately 8.2% of our outstanding common stock, and RS Investment Management, L.P. and various affiliates, benefically own a total of 2,079,900 shares of Common Stock of the Company, or 13.1%. As a result, the Worsleys, Wand Partners and RS Investment Management L.P. have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys, Wand Partners and RS Investment Management L.P. may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

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

Phoenix, Arizona
March 14, 2001

                                  SKYMALL, INC.

                           CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PAR VALUE)

                                                                               December 31,
                                                                        -------------------------
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

                                  SKYMALL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE)


                                                            For the Year Ended December 31,
                                                    --------------------------------------------
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     ROBERT M. WORSLEY (45) has been the Chairman of the Board and Chief Executive Officer of the Company since it was founded in 1989. From 1985 to 1989, Mr. Worsley was a principal of ExecuShare, Inc., an executive services firm that provided time-shared financial executives for small companies. From 1980 to 1985, Mr. Worsley was an accountant with PricewaterhouseCoopers, a public accounting firm, where he most recently held the position of Audit Manager. Mr. Worsley received a bachelors degree in accounting from Brigham Young University in 1980. Mr. Worsley is a Certified Public Accountant.

     CARY L. DEACON (49) has been the President and Chief Operating Officer of the Company since August 2000. Mr. Deacon has over twenty-five years of retailing and marketing experience. From 1998 until 2000, he served as President at ValueVision International, Inc., a cable and satellite broadcasting company that owns and operates the home shopping network, ValueVision television. Mr. Deacon served as general partner to Marketing Advocates, a privately held marketing consulting firm from 1997 until 1998. From 1995 until 1997, Mr. Deacon served as the Senior Vice President Marketing and Public Relations for Macy's. He served as Executive Vice President of Marketing and Public Relations for Montgomery Ward and Company from 1992 until 1995. Prior to 1992, Mr. Deacon also served as President and Chief Operating Officer of Saffer Advertising and as Executive Vice President at the Hudson's Bay Company.

     LYLE R. KNIGHT (55) has been a director of the Company since December 1996. Mr. Knight has more than thirty years of banking experience. Mr. Knight currently serves as President and a Director of First Interstate BancSystem in Billings, Montana. From 1995 until 1996, Mr. Knight was a Management Consultant for Norwest Banks, Arizona and from 1996 until 1997 he held the position of Senior Vice President of Norwest Banks, Arizona. From 1997 until 1998, Mr. Knight was the President of Pacific Century Bank, Arizona. From 1989 until 1992, Mr. Knight was President and Chief Executive Officer of Security Pacific Bank, Nevada. From 1992 until 1995, Mr. Knight served as President of Caliber Bank, a wholly owned subsidiary of Independent Banks of Arizona, which subsequently merged with Norwest Corporation. Mr. Knight is a principal of C&K Investments, a property development and management company. Mr. Knight graduated from the University of Utah in 1968 with a Bachelor of Science degree in Banking and Finance and in 1982 graduated with honors from Pacific Coast Banking School. Mr. Knight has served as Chairman Elect of the Phoenix Chamber of Commerce, as Chairman of the Arizona Chamber of Commerce, a Director of the Barrows Neurological Institute, a Director of the Pacific Coast Banking School, as President of Western Region of Boy Scouts of America and served on the Arizona Community Foundation.

     THOMAS J. LITLE  (60) has been a director  of the  Company  since  December
1996. In 1985, Mr. Litle founded Litle & Company, Inc., which provided information sharing, payment processing and electronic network services to the direct marketing industry. Mr. Litle was Chairman of Litle & Company's Board of Directors and its Chief Executive Officer until 1995, when the business was sold to First USA. In connection with the sale to First USA, Mr. Litle retained the networking and non-payment processing parts of the business and formed OrderTrust LLC (formerly LitleNet LLC), of which he is the Chairman, which also provides direct commerce connection and information sharing services to the direct marketing industry. Mr. Litle received an M.B.A. from Harvard Graduate School of Business Administration in 1964 after graduating from California Institute of Technology with a Bachelor of Science degree in 1962. Mr. Litle also serves on the Board of Directors of J. Jill Group, Inc. (NASDAQ - JILL).

     RANDY PETERSEN (45) has been a director of the Company since December 1996. In 1986, Mr. Petersen founded and is currently the President and Chairman of the Board of Frequent Flyer Services. Frequent Flyer Services publishes InsideFlyer magazine and an annual frequent flyer guidebook, produces frequent traveler-oriented merchandise and provides various travel-related services. Mr. Petersen is a member of the Association of Corporate Travel Executives and serves on the Advisory Board of the International Airline Passenger Association as well as being a Board member of MilePoint.com and eClout.com.

     CHRISTINE A. AGUILERA (36) joined SkyMall in February 1997 and served as Vice President of Business Development, General Counsel and Secretary until February 1999. In March 1999, Ms. Aguilera was appointed as Executive Vice President of Business Development, General Counsel and Secretary of SkyMall and, in connection with the Company's management restructuring, in December 1999, Ms. Aguilera was also appointed as General Manager and in February 2000, was appointed as Acting Chief Financial Officer of SkyMall. Ms. Aguilera serves as an officer and director of each of the Company's subsidiaries. From 1992 until joining the Company, Ms. Aguilera was an attorney in private practice in Phoenix, Arizona practicing in the areas of corporate and securities law, including most recently at Squire, Sanders & Dempsey LLP. From 1986 until 1989, Ms. Aguilera was a Certified Public Accountant with Coopers & Lybrand, CPA's (now PricewaterhouseCoopers). Ms. Aguilera received bachelors degrees in accounting and finance from New Mexico State University in 1986 and received her law degree from the University of Texas in 1992. Ms. Aguilera is a certified public accountant and a member of the State Bar of Arizona.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and beneficial owners of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial statements of beneficial ownership and statements of changes in beneficial ownership of the Common Stock and other equity securities of the Company held by such persons. The Company believes, based solely upon a review of the copies of such beneficial ownership statements furnished to it, that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and owners of more than 10% of the Company's Common Stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding annual and long-term compensation for services rendered to the Company during the years ended December 31, 2000, 1999 and 1998 by the Chief Executive Officer of the Company and certain other executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
                                                                                        Compensation
                                                   Annual Compensation                     Awards
                                        -------------------------------------------   -------------------
                                                                                         Securities         All Other
Name and Principal              Fiscal                               Other Annual        Underlying        Compensation
    Position                     Year   Salary ($)     Bonus ($)   Compensation ($)   Options/SARs (1)(#)     (2)($)
    --------                     ----   ----------     ---------   ----------------   -------------------     ------
Robert M. Worsley                2000    190,000       150,000(3)     4,497(4)               -0-              5,100
Chairman of the Board and        1999    190,000       138,000        4,497(4)               -0-              3,096
Chief Executive Officer          1998    197,308           -0-        3,598(4)               -0-              2,553

Cary L. Deacon                   2000     74,038(5)     50,000(3)   176,865(6)           500,000                N/A
President and                    1999        N/A           N/A          N/A                N/A                  N/A
Chief Operating Officer          1998        N/A           N/A          N/A                N/A                  N/A

Christine A. Aguilera            2000    201,690       100,000(3)       -0-               80,000              5,100
Executive Vice President,        1999    152,308       120,250          -0-                  -0-              4,800
General Manager,                 1998     93,462           -0-          -0-               30,000              3,040
Acting Chief Financial
Officer, General Counsel and
Secretary

Martin F. Smith                  2000    135,000        55,983          -0-               68,500              4,050
Vice President of Sales and      1999    135,000        54,497          -0-                  -0-              4,499
Merchandising                    1998    136,731        17,802          -0-                  -0-              4,036

Marisha K. Geraghty              2000    135,385(7)        -0-       90,000(8)            35,000              2,448
President, skymall.com, inc      1999     63,077(9)     35,000          -0-               15,000                N/A
                                 1998        N/A           N/A          N/A                  N/A                N/A

Thomas C. Edwards                2000    449,982(10)   150,000          -0-               25,000              5,100
President of SkyMall             1999    439,600(11)   250,000          -0-               85,000              4,800
Ventures, Inc.                   1998        N/A           N/A          N/A                  N/A                N/A

----------
(1)  Consists entirely of stock options.
(2)  Employer matching contributions pursuant to the Company's 401(k) plan.
(3) Includes accrued but unpaid bonuses payable to management upon the achievement of certain strategic objectives as follows: Robert Worsley $50,000, Cary Deacon $20,000 and Christine Aguilera $50,000.
(4) Includes a pro rata portion of premiums paid on a life insurance policy on the life of Mr. Worsley under which a portion of the benefits are payable to beneficiaries other than the Company.
(5) Mr. Deacon joined the company in August, 2000. Had Mr. Deacon been employed by the Company for the entire year, his annual base salary would have been $275,000.
(6)  Includes moving expenses totaling $176,865.
(7) As of September 28, 2000, Ms. Geraghty was no longer employed with the Company.
(8)  Represents a severance payment.
(9) Ms. Geraghty joined the Company in September 1999. Had Ms. Geraghty been employed by the Company for the entire year, her annual base salary would have been $200,000.
(10) Effective February 20, 2001, Mr. Edwards was no longer employed by the Company.
(11) Mr. Edwards joined the Company in January 1999. Had Mr. Edwards been employed by the Company for the entire year, his annual base salary would have been $250,000. In addition, pursuant to the terms of Mr. Edwards' Employment Agreement, the Company paid Mr. Edwards $200,000 in additional base salary which was guaranteed by a third party.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth for each Named Executive Officer certain information concerning individual grants of stock options during the 2000 fiscal year.

                                                     Individual Grants                       Potential Realized
                                  ----------------------------------------------------        Value at Assumed
                                   Number of       % of Total                               Rates of Annual Stock
                                   Securities     Options/SARs                               Price Appreciation
                                   Underlying      Granted to    Exercise                    For Option Term (2)
      Name and Principal          Options/SARs    Employees in     Price    Expiration      ---------------------
         Position                  Granted (1)     Fiscal Year    ($/Sh)       Date         5% ($)        10% ($)
         --------                  -----------     -----------    ------       ----         ------        -------
Robert M. Worsley                      0              N/A            N/A         N/A           N/A           N/A
Chairman of the Board and
Chief Executive Officer

Cary L. Deacon                      300,000(3)        31.1%      $  2.13     08/04/10      $401,864     $1,018,401
President and                       100,000(3)        10.4%      $  5.00     08/04/10      $314,447     $  796,871
Chief Operating Officer             100,000(3)        10.4%      $ 10.00     08/04/10      $628,895     $1,593,742

Christine A. Aguilera                25,000(4)         2.6%      $2.4375     07/28/10      $ 38,323     $   97,119
Executive Vice President,            55,000(4)         5.7%      $1.2801     12/15/10      $ 44,278     $  112,208
General Manager,
Acting Chief Financial
Officer, General Counsel and
Secretary

Martin F. Smith                       1,000(5)         0.1%      $6.0625     04/07/10      $  3,813     $    9,662
Vice President of Sales and           7,500(5)         0.8%      $2.9062     06/09/10      $ 13,708     $   34,738
Merchandising                        60,000(5)         6.2%      $1.2801     12/15/10      $ 48,303     $  122,409

Marisha K. Geraghty                  15,000(6)         6.6%      $6.0625     04/30/01(6)   $ 57,190     $  144,931
President, skymall.com, inc

Thomas C. Edwards                    25,000            2.6%      $ 2.950     07/28/10      $ 46,381     $  117,539
President of SkyMall Ventures, Inc.

----------
(1)  Consists entirely of stock options.
(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% or 10% compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the price of the Common Stock. The potential realizable value of the foregoing options is calculated by assuming that the market price of the underlying security appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.
(3) Mr. Deacon received three option grants in 2000 pursuant to his Employment Agreement. The first grant was for 300,000; 125,000 of which may be exercised beginning on August 8, 2000; 125,000 of which may be exercised beginning on August 8, 2001; and 50,000 beginning on August 8, 2002. The second grant was for 100,000; 75,000 of which may be exercised beginning on August 8, 2002, and 25,000 beginning on August 8, 2003. The third grant was for 100,000 which option may be exercised beginning on August 8, 2003.
(4) Ms. Aguilera received two option grants in 2000. The first grant was for 25,000 which option may be exercised for 33% of the underlying stock beginning on July 28, 2001, for another 33% beginning on July 28, 2002, and for the final 34% beginning on July 28, 2003. The second grant was for 55,000 which option may be exercised for 33% of the underlying stock beginning on December 15, 2001, for another 33% beginning on December 15, 2002, and for the final 34% beginning on December 15, 2003.
(5) Mr. Smith received three option grants in 2000. The first grant was for 1,000 which may be exercised for 33% of the underlying stock beginning on April 7, 2001, for another 33% beginning on April 7, 2002, and for the final 34% beginning on April 7, 2003. The second grant was for 7,500 which option may be exercised for 33% of the underlying stock beginning on June 9, 2001, for another 33% beginning on June 9, 2002, and for the final 34% beginning on June 9, 2003. The third grant was for 60,000 which option may be exercised for 33% of the underlying stock beginning on December 15, 2001, for another 33% beginning on December 15, 2002, and for the final 34% beginning on December 15, 2003.
(6) As of September 28, 2000, Ms. Geraghty was no longer employed by the Company and her options expire April 30, 2001.
(7) Mr. Edwards received one option grant in 2000. The grant was for 25,000 which option may be exercised for 33% of the underlying stock beginning on July 28, 2001, another 33% beginning on July 28, 2002, and the final 34% beginning on July 28, 2003. As of February 20, 2001, Mr. Edwards was no longer employed by the Company and his options expire May 20, 2001.

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth the number of shares covered by both exercisable and unexercisable stock options as of fiscal year-end 2000, together with the values for "in-the-money" options which represent the positive spread between the exercise price of any such outstanding stock options and the year-end price of the Company's Common Stock.

                                                 Number of Securities
                                                Underlying Unexercised          Value of Unexercised
                                                    Options/SARs at            In-the-Money Options/SARs
                                                    Fiscal Year End               at Fiscal Year End
                                             ------------------------------   -----------------------------
Name                                         Exercisable  Unexercisable (1)   Exercisable  Unexercisable(2)
----                                         -----------  -----------------   -----------  ----------------
Robert M. Worsley                                   0                0            $0              $0
Chairman of the Board and
Chief Executive Officer

Cary L. Deacon                                125,000          375,000            $0              $0
President and
Chief Operating Officer

Christine A. Aguilera                          90,000           90,000            $0              $0
Executive Vice President,
General Manager,
Acting Chief Financial Officer, General
Counsel and Secretary

Martin F. Smith                                69,468           68,167            $0              $0
Vice President, Sales and Merchandising

Marisha K. Geraghty                            15,000                0            $0              $0
President, skymall.com, inc

Thomas C. Edwards                              81,666           28,334            $0              $0
President of SkyMall Ventures, Inc.

----------
(1)  Consists entirely of stock options.
(2) Value is based on the difference between the exercise price of such options and the closing price of the Company's Common Stock on the Nasdaq National Market on December 31, 2000 of $1.125 per share.

EMPLOYMENT AGREEMENTS

     ROBERT M. WORSLEY. Robert M. Worsley has an employment agreement with the Company for services as Chief Executive Officer and Chairman of the Board of Directors. This agreement requires Mr. Worsley to devote his full time to the Company during normal business hours in exchange for a base annual salary of $300,000, subject to annual increases at the discretion of the Board of Directors. Mr. Worsley is also entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time. Mr. Worsley is entitled to receive various other payments under the agreement. The agreement has an initial two-year term and is renewable at the discretion of Mr. Worsley and the Company. Neither Mr. Worsley nor the Company has any obligation to renew Mr. Worsley's employment. Pursuant to the agreement, Mr. Worsley may not compete with the Company anywhere in the United States on the termination of his employment for a period of two years.

     CARY L. DEACON. As of August 6, 2000, the Company's Board of Directors entered into an employment agreement with Cary L. Deacon for services as President and Chief Operating Officer. This agreement requires Mr. Deacon to devote his full time to the Company during normal business hours in exchange for a base annual salary of $275,000, subject to annual increases at the discretion of the Board of Directors. Mr. Deacon is also entitled to receive bonuses at the discretion of the Board of Directors in accordance with the Company's bonus plans in effect from time to time. Mr. Deacon is entitled to receive various payments upon a change-in-control of the Company. The agreement has an initial two-year term and is renewable at the discretion of Mr. Deacon and the Company. Neither Mr. Deacon nor the Company has any obligation to renew Mr. Deacon's employment. Pursuant to the agreement, Mr. Deacon may not compete with the Company anywhere in the United States on the termination of his employment for a period of two years.

     THOMAS C. EDWARDS. As of January 5, 1999, the Company entered into an employment agreement with Thomas C. Edwards for services as Chief Marketing Officer of the Company's subsidiary, skymall.com, inc. Effective as of February 20, 2001, Mr. Edwards was no longer employed by the Company. The Company is obligated to make payments under the agreement totaling approximately $400,000 through January 5, 2002. Pursuant to the agreement, Mr. Edwards may not compete with the Company anywhere in the United States on the termination of his employment for a period of two years.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company has developed and implemented compensation policies and programs which seek to improve the Company's overall financial performance and thus improve shareholder value by aligning the interests of senior management with those of its shareholders. The Company's Compensation Committee, which is comprised entirely of independent, outside members of the Company's Board of Directors, has furnished the following report on executive compensation.

OVERVIEW AND PHILOSOPHY

     The Company's philosophy is to structure overall compensation for executives at levels that enable the Company to attract, motivate and retain highly qualified executives. The Company's compensation program for executive officers is primarily comprised of base salary, bonus and long-term incentives in the form of stock option grants.

     In determining compensation for its officers, the Company emphasizes incentive-based compensation, particularly cash bonuses and stock option grants. The Company awards bonuses as a reward for performance based principally on the Company's overall financial results and/or achievement of specified business objectives. Stock option grants are intended to result in no reward if the stock price does not appreciate, but may provide substantial rewards to executives as shareholders benefit from stock price appreciation. The Company periodically reviews the compensation levels of other companies in its industry to ensure that the Company's executive compensation is appropriate in light of industry practices. During 2000, the Compensation Committee commissioned a survey of its industry to ensure that executive compensation was appropriate in light of industry norms.

BASE SALARY AND BONUSES

     Each Company executive receives a base salary, which when aggregated with their other incentive-based compensation, is intended to be competitive with similarly situated executives in the Company's industry. The Company typically targets base pay at the minimum level necessary to attract highly qualified executives. In determining salaries, the Company takes into account individual experience and performance and specific needs particular to the Company.

     In addition to base salary, the Company typically pays its executives an annual bonus. The Company believes that bonuses properly motivate the executive officers to perform to the greatest extent of their abilities. The Company typically pays bonuses in the Spring based on the prior year's operating results. For 1998, the Company declined to pay any bonuses to senior management because management failed to achieve targets established by the Board for 1998. However, to retain certain key management, the Board paid certain modest incentive bonuses to key management in early 1999. In early 2000 and 2001, the Board paid bonuses for performance relating to the prior fiscal years' objectives to its key executives. These bonuses varied based on the individual executive's performance and contribution to the Company's objectives.

OPTIONS

     Because the long-term financial success of the Company depends to a significant degree on its management team, the Company believes that it is crucial for its management team to have an equity stake in the Company. Thus, the Company makes option grants to key executives from time to time. In making option awards, the Company reviews the level of awards granted to executives at companies in the Company's industry, the awards granted to other executives within the Company and the individual officer's specific role at the Company.

     In 2000, the Board approved stock option grants to several officers. These options were granted at the fair market value of the Company's Common Stock on the date of grant. The majority of the options granted in 2000 were subject to vesting over a three-year period, with approximately one-third of the options becoming exercisable on each successive anniversary of the date of grant, and expire ten years after the grant date. Certain options were granted with one-third of the options immediately exercisable and the remaining two-thirds exercisable on each successive anniversary of the date of grant, with expiration ten years after the grant date.

OTHER BENEFITS

     Executive officers are eligible to participate in benefit programs designed for all full-time employees of the Company. These programs include medical, dental, vision, disability and life insurance and a savings program qualified under Section 401(k) of the Internal Revenue Code.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Worsley founded the Company in 1989 and has served as its Chief Executive Officer since that time. In 2000, Mr. Worsley's base salary was $190,000. Based on a survey conducted during 2000, the Board determined that Mr. Worsley's compensation was below the compensation levels of chief executive officers of comparable publicly held companies. Based on the progress of the Company made in 2000 relative to its operating plan, effective April 1, 2001, Mr. Worsley's base compensation was increased to $300,000. Mr. Worsley is also eligible to receive standard benefits under the Company's insurance programs and 401(k) Plan. Due to his large share ownership, Mr. Worsley has never been awarded stock options by the Company.

                                        COMPENSATION COMMITTEE

                                        Lyle R. Knight
                                        Randy Petersen

STOCK PRICE PERFORMANCE GRAPH

The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "SKYM" on December 11, 1996. The following graph compares the Company's cumulative shareholder return at the last trading day of each month commencing on January 1, 1997 through December 31, 2000 with shareholder returns on (i) the Nasdaq National Market Composite Index and (ii) Nasdaq National Market Retail Trade Stocks. The graph assumes that the value of the investment in the Common Stock and each index was $100 at December 31, 1996 and that all dividends, if any, were reinvested.

COMPANY/INDEX            DEC 96      DEC 97      DEC 98      DEC 99       DEC 00
-------------            ------      ------      ------      ------       ------
SKYMALL INC               100         56.34      235.21       83.10        12.68
NASDAQ COMPOSITE          100        122.48      172.70      320.94       192.93
NASDAQ RETAIL INDEX       100        117.44      142.92      125.28        76.86

                          TOTAL RETURN TO SHAREHOLDERS
                         (Dividends reinvested monthly)


Company/index                                     Annual Percentage Return
-------------                   ---------------------------------------------------------------------
                                December 1997     December 1998      December 1999      December 2000
                                -------------     -------------      -------------      -------------
SKYMALL, INC                        -43.66           317.50              -64.67             -84.75
NASDAQ COMPOSITE                     22.48            41.00               85.84             -39.88
NASDAQ RETAIL INDEX                  17.44            21.70              -12.34             -38.65

Company/index                                                  Annual Percentage Return
-------------                   ----------------------------------------------------------------------------------------
                                 Base Period
                                December 1996      December 1997     December 1998      December 1999      December 2000
                                -------------      -------------     -------------      -------------      -------------
SKYMALL, INC.                          100              56.34            235.21              83.10             12.68
NASDAQ COMPOSITE                       100             122.48            172.70             320.94            192.93
NASDAQ RETAIL INDEX                    100             117.44            142.92             125.28             76.86

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information as of April 26, 2001 concerning the beneficial ownership of the Company's Common Stock by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each executive officer of the Company, including the Named Executive Officers, (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared by their respective spouses under applicable law.

                                                                            Shares Beneficially Owned (1)
                                                                            -----------------------------
Name and Address of Beneficial Owner (2)                                     Number               Percent
----------------------------------------                                     ------               -------
RS Investment Management Co. LLC (3)(4)                                     2,079,900              13.1%
RS Investment Management Co. L.P. (3)(4)                                    2,079,900              13.1%
RS Growth Group LLC (3)(4)                                                    906,400               5.7%
RS Paisley Pacific Fund (3)(4)                                                906,400               5.7%
RS Diversified Growth Fund (3)(4)                                             991,800               6.3%
Special Situations Cayman Fund L.P./AWM Investment Company, Inc. (5)(6)       191,322(7)            1.2%
Special Situations Fund III L.P./MGP Advisors Limited Partnership (5)(6)      561,293(8)            3.4%
Special Situations Private Equity Fund L.P./MG Advisors L.L.C. (5)(6)         552,529(9)            3.5%
Wand Equity Portfolio II L.P. (10)(11)                                      1,762,310(12)          10.8%
Wand Affiliates Fund L.P. (10)(11)                                            101,976(13)             *
Wand Partners Inc. (10)(11)                                                 2,114,286(14)          12.7%
Wellington Management Company, LLP (15)                                     1,000,000(15)           6.3%
Robert M. and Christi M. Worsley (2)                                        4,830,280(16)          30.4%
Cary L. Deacon (2)                                                            125,000(17)             *
Christine A. Aguilera (2)                                                     101,650(18)             *
Martin F. Smith (2)                                                            74,268(19)             *
Lyle R. Knight (2)                                                            188,586(20)           1.1%
Thomas J. Litle (2)                                                           293,786(21)           3.1%
Randy Petersen (2)                                                             66,394(22)             *
All directors and executive officers as a group
(7 persons) (16)(17)(18)(19)(20)(21)(22)                                    5,679,964              34.6%

----------
*    Less than 1%
(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 15,818,711 shares of Common Stock outstanding as of April 26, 2001.
(2) The business address for all directors and officers of the Company is c/o the Company, 1520 E. Pima Street, Phoenix, Arizona 85034.
(3) As a group, these shareholders beneficially own a total of 2,079,900 shares of Common Stock of the Company, or 13.1% as of April 26, 2001.
(4) The business address of this shareholder is 388 Market Street, Second Floor, San Francisco, California 94111.
(5) MGP Advisers Limited Partnership (MGP), a Delaware limited partnership, is the general partner of the Special Situations Fund III, L.P., a Delaware limited partnership. AWM Investment Company, Inc. (AWM), a Delaware corporation, is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. MG Advisers L.L.C. (MG), a New York limited liability company, is the general partner of the Special Situations Private Equity Fund, L.P., a Delaware limited partnership. Austin W. Marxe and David M. Greenhouse are the principal owners of MG, MGP and AWM and are principally responsible for the selection, acquisition and disposition of the portfolios securities by the investment advisers on behalf of their funds. As a group, these shareholders beneficially own a total of 1,350,144 shares of Common Stock of the Company (including warrants to acquire 321,444 shares), or 8.1% as of April 26, 2001.
(6)  The business address of this shareholder  other than the Cayman Fund is 153
     E. 53rd Street, New York, New York 10022-1200. The business office of the Cayman Fund is c/o CIBC Bank & Trust Company (Cayman) Limited, CIBC Bank Building P.O. Box 694, Grand Cayman, Cayman Islands, British West Indies.
(7) Includes (i) 32,150 shares of Common Stock issuable to Special Situations Cayman Fund L.P. upon exercise of warrants issued in the Company's November 1999 private placement and (ii) 16,072 shares of Common Stock issuable upon exercise of warrants issued in the Company's December 20, 1999 private placement.
(8) Includes (i) 96,450 shares of Common Stock issuable to Special Situations Fund III L.P. upon exercise of warrants issued in the Company's November 1999 private placement and (ii) 47,143 shares of Common Stock issuable upon exercise of warrants issued in the Company's December 20, 1999 private placement.

(9) Includes (i) 85,700 shares of Common Stock issuable to Special Situations Private Equity Fund L.P. upon exercise of warrants issued in the Company's November 1999 private placement and (ii) 43,929 shares of Common Stock issuable upon exercise of warrants issued in the Company's December 20, 1999 private placement.
(10) These shareholders are co-managed under a management agreement with Wand Partners Inc. As a group, these shareholders beneficially own a total of 2,114,286 shares of Common Stock of the Company, or 12.7% as of April 26, 2001.
(11) The business address of this shareholder is 630 Fifth Avenue, Suite 2435, New York, New York 10111.
(12) Includes 540,172 shares of Common Stock issuable upon exercise of warrants issued to Wand Equity Portfolio II L.P. in the Company's December 30, 1999 private placement.
(13) Includes 31,257 shares of Common Stock issuable upon exercise of warrants issued to Wand Affiliates Fund L.P. in the Company's December 30, 1999 private placement.
(14) Includes 250,000 shares of Common Stock issuable upon exercise of the advisory fee warrants issued to Wand Partners Inc. in connection with the Company's December 30, 1999 private placement. In addition, Wand Partners Inc. may be deemed to be the beneficial holder of the shares held by Wand Equity Portfolio II L.P. and Wand Affiliates Fund L.P.
(15) The business address of this shareholder is 75 State Street, Boston, Massachusetts 02109.
(16) Wellington Management Company, LLP, in its capacity as investment advisor, may be deemed to beneficially own 1,000,000 shares of the Company which are held of record by clients of Wellington Management Company.
(17) Mr. Worsley is Chairman of the Board and Chief Executive Officer of the Company. Includes 71,429 shares of Common Stock issuable upon exercise of certain warrants issued to The Robert Merrill Worsley and Christi Marie Worsley Family Revocable Trust dated July 28, 1998 of which Mr. and Mrs. Worsley are the Trustees (the "Worsley Trust") in the Company's November 1999 private placement and 1,692,658 shares of Common Stock held by the Worsley Trust.
(18) Mr. Deacon is President and Chief Operating Officer of the Company. Includes 125,000 shares issuable upon exercise of stock options granted to Mr. Deacon pursuant to his Employment Agreement.
(19) Ms. Aguilera is Executive Vice President, General Manager, Acting Chief Financial Officer, General Counsel and Secretary of the Company. Includes 90,000 shares issuable upon exercise of stock options granted to Ms. Aguilera pursuant to the Company's 1994 Stock Option Plan.
(20) Mr. Smith serves as Vice President of Sales and Merchandising of the Company. Includes 69,468 shares issuable upon exercise of stock options granted to Mr. Smith pursuant to the Company's 1994 Stock Option Plan and warrants to acquire 1,200 shares of common stock.
(21) Mr. Knight serves as a director of the Company. Includes (i) 7,286 shares of Common Stock issuable upon exercise of warrants issued to Mr. and Mrs. Knight in the Company's December 20, 1999 private placement, (ii) 7,143 shares of Common Stock issuable upon exercise of warrants issued to the Lyle R. Knight IRA account in the Company's December 20, 1999 private placement, and (iii) 53,500 shares of Common Stock issuable to Mr. Knight upon exercise of options to purchase shares of Common Stock granted pursuant to the Company's Non-Employee Director Stock Option Plan.
(22) Mr. Litle serves as a director of the Company. Includes (i) 71,429 shares of Common Stock issuable upon exercise of warrants issued to Mr. Litle in the Company's December 20, 1999 private placement and (ii) 53,500 shares of Common Stock issuable to Mr. Litle upon exercise of options to purchase shares of Common Stock granted pursuant to the Company's Non-Employee Director Stock Option Plan.
(23) Mr. Petersen serves as a director of the Company. Includes (i) 1,786 shares of Common Stock issuable upon exercise of warrants issued to Mr. Petersen in the Company's December 20, 1999 private placement and (ii) 53,500 shares of Common Stock issuable to Mr. Petersen upon exercise of options to purchase shares of Common Stock granted pursuant to the Company's Non-Employee Director Stock Option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1996, the Company has had an agreement with OrderTrust LLC (formerly LitleNet LLC), a company in which Thomas Litle, a Director of the Company, has a controlling ownership interest, pursuant to which OrderTrust LLC provides the Company with order processing management services. In 2000, the Company incurred processing fees of approximately $868,000 pursuant to such agreement.

RECENT FINANCINGS

     NOVEMBER 1999 PRIVATE PLACEMENT. In November 1999, the Company completed a private placement of approximately $8 million in shares of the Company's Common Stock and warrants to purchase additional shares of Common Stock pursuant to a Stock and Warrant Purchase Agreement dated as of November 2, 1999 (the "November 1999 Private Placement"). A total of 1,142,885 shares of Common Stock were issued at a purchase price of $7.00 per share, together with warrants to purchase an additional 571,444 shares of Common Stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's Common Stock trades over $12 per share for twenty consecutive trading days. The Robert Merrill Worsley and Christi Marie Worsley Revocable Trust dated July 28, 1998, of which Robert M. Worsley, Chairman of the Board and President of the Company, is a trustee and beneficiary, purchased 142,857 shares of Common Stock and 71,429 warrants in the November 1999 Private Placement, for a total purchase price of $1,000,000.

     DECEMBER 1999 PRIVATE PLACEMENT OF SERIES A JUNIOR CONVERTIBLE PREFERRED STOCK AND WARRANTS. In December 1999, the Company completed a private placement of approximately $9 million in shares of the Company's Series A Junior Convertible Preferred Stock (the "Series A Preferred") and warrants to purchase additional shares of Common Stock (the "December 20, 1999 Private Placement") pursuant to a Stock and Warrant Purchase Agreement dated as of December 20, 1999 (the "December 20, 1999 Agreement"). A total of 91,320 shares of Series A
Preferred were issued to investors, together with warrants to purchase an additional 652,289 shares of Common Stock. The warrants have an exercise price of $8.00 per share and, subject to certain conditions, are redeemable by the Company at a nominal price if the Company's stock trades over $12 per share for twenty consecutive trading days. Lyle R. Knight, Thomas J. Litle and Randy Petersen, directors of the Company, participated as investors in the December 20, 1999 Private Placement, as follows:

     * Lyle R. Knight and his wife, together with the Lyle R. Knight IRA account, purchased a total of 2,020 shares of Series A Preferred and 14,429 warrants in the December 20, 1999 Private Placement, for a total purchase price of $202,000.

     * Thomas J. Litle purchased a total of 10,000 shares of Series A Preferred and 71,429 warrants in the December 20, 1999 Private Placement, for a total purchase price of $1,000,000.

     * Randy Peterson purchased a total of 250 shares of Series A Preferred and 1,786 warrants in the December 20, 1999 Private Placement, for a total purchase price of $25,000.

     Pursuant to the terms of the December 20, 1999 Agreement, at the close of business on March 10, 2000, all shares of Series A Preferred were automatically converted into 1,304,571 shares of Common Stock of the Company upon receipt of shareholder approval of such conversion at a Special Meeting of Shareholders held on March 10, 2000. As a result of the conversion of the Series A Preferred into shares of Common Stock, Mr. and Mrs. Knight and the Lyle R. Knight IRA account, received a total of 28,857 shares of Common Stock, Mr. Litle received 142,857 shares of Common Stock and Mr. Petersen received 3,571 shares of Common Stock. The resale of the shares of Common Stock issued upon conversion of the Series A Preferred and the shares of Common Stock issuable upon exercise of the warrants have been registered under the Securities Act of 1933, as amended.

     JUNE 2000 PRIVATE PLACEMENT OF COMMON STOCK. In June 2000, the Company completed a private placement of $5 million in shares of the Company's Common Stock to purchase shares of Common Stock (the "June 30, 2000 Private Placement") pursuant to a Stock Purchase Agreement dated as of June 30, 2000 (the "June 30, 2000 Agreement"). A total of 2,078,000 shares of Common Stock were issued to investors. The Common Stock has a purchase price of $2.00 per share. The following directors and officers participated in the June 30, 2000 Private
Placement as follows: The Robert Merrill Worsley and Christi Marie Worsley Family Revocable Trust purchased a total of 31,750 shares of Common Stock for a total purchase price of $63,500; Christine Aguilera and her spouse purchased a total of 7,500 shares of Common Stock for a total purchase price of $15,000; Lyle Knight and his spouse purchased a total of 25,000 shares of Common Stock for a total purchase price of $50,000; and Randy Petersen purchased a total of 1,250 shares of Common Stock for a total purchase price of $2,500.

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

     (a)(2) and (d) Consolidated Financial Statement Schedules.

            Schedule II - Valuation and Qualifying Accounts and Reserves
              For the Years Ended December 31, 2000, 1999 and 1998           S-2

     (a)(3) and (c) Exhibits.

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
3.1(a)     Articles of Incorporation of Registrant                         (1)
3.1(b)     Certificate of Amendment to Articles of Incorporation           (1)
3.2        Certificate of Designations, Rights, Preferences and
           Limitations of the Series A Junior Convertible Preferred Stock  (10)
3.3        Certificate of Designations, Rights, Preferences and
           Limitations of the Series B Junior Convertible Preferred Stock  (12)
3.4        Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock (See Exhibit 10.11(a), below)      (5)
3.5        Bylaws of Registrant                                            (1)
4.1        Form of Common Stock Certificate                                (1)
4.2        Form of Series A Junior Convertible Preferred Stock
           Certificate                                                     (10)
4.3        Form of Series B Junior Convertible Preferred Stock
           Certificate                                                     (12)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
4.4        Form of Right Certificate                                       (5)
10.1       Employment Agreement between the Company and Robert M. Worsley  (1)
10.2       Employment Agreement between the Company and Thomas C. Edwards  (2)
10.4(a)    Form of Airline Customer Services Agreement                     (1)
10.4(b)    Schedule of Omitted Material Terms from Material Airline
           Customer Services Agreement                                     (1)
10.5       Form of Tax Indemnification Agreement                           (1)
10.6       SkyMall, Inc. 1994 Stock Option Plan, as amended                (6)
10.7       Non-Employee Director Stock Option Plan, as amended             (7)
10.8(a)    Lease Agreement between Pasqualetti Properties, Inc. and
           Smitty's Super Valu, Inc. dated June 24, 1960                   (1)
10.8(b)    Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti,
           Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super Valu,
           Inc. dated March 2, 1961                                        (1)
10.8(c)    Addendum to Lease between Amos Pasqualetti, Ben S.
           Pasqualetti, Rose Pasqualetti Jenkins, Estate of Anthony J.
           Pasqualetti and Smitty's Super Valu, Inc. dated May 11, 1966    (1)
10.8(d)    Sublease between Schwan Brothers Properties and Smitty's Super
           Valu, Inc. dated August 1, 1984                                 (1)
10.8(e)    Lease Amending Agreement between Smitty's Super Valu, Inc.,
           Pasquo Investments, and Amos Pasqualetti and Victoria
           McFarland dated October 1, 1984                                 (1)
10.8(f)    Addendum to Sublease between Smitty's Super Valu, Inc. and
           Schwan Brothers Properties dated January 1, 1985                (1)
10.8(g)    Assignment of Sublease from Pima Partners to SkyMall, Inc.
           dated July 12, 1990                                             (1)
10.9       Warrant issued to Ryan, Beck & Co., Inc. in connection with
           financial advisory services dated June 30, 1999                 (9)
10.10(a)   Credit and Security Agreement between SkyMall, Inc.,
           skymall.com, inc., Durham & Company and Imperial Bank dated as
           of June 30, 1999                                                (3)
10.10(b)   Promissory Note between SkyMall, Inc., skymall.com, inc.,
           Durham & Company and Imperial Bank dated as of June 30, 1999    (3)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
10.11(a)   Rights Agreement between the Company and Continental Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           September 15, 1999 (including as Exhibit A the form of
           Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement)                                                      (4)
10.11(b)   Form of Letter to SkyMall, Inc. shareholders, dated October
           15, 1999                                                        (4)
10.12(a)   Stock Acquisition Agreement, dated as of August 26, 1999, by and among SkyMall, Inc., Disc Publishing, Inc., Lorne
           Grierson, Warren Osborn, Flamingo Partnership, Kyle Love, Bart
           Howell and David E. Hardy                                       (4)
10.12(b)   Amendment to Stock Acquisition Agreement, dated as of
           September 20, 1999, by and among SkyMall, Inc., Disc
           Publishing, Inc., Lorne Grierson, Warren Osborn, Flamingo
           Partnership, Kyle Love, Bart Howell and David E. Hardy          (4)
10.13      Form of Warrant issued to the Mark P. Durham and Mary R.
           Durham Trusts                                                   (9)
10.14(a)   Stock and Warrant Purchase Agreement between SkyMall, Inc. and
           the investors in the November 1999 Private Placement            (4)
10.14(b)   Form of Warrant issued to investors in the November 1999
           Private Placement                                               (8)
10.14(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the November
           1999 Private Placement                                          (8)
10.14(d)   Form of Warrant issued to Shoreline Pacific as a placement
           agent in the November 1999 Private Placement                    (8)
10.15      Form of Warrant issued to Genesis Select for advisory services  (10)
10.16(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 20, 1999 Private Placement        (10)
10.16(b)   Form of Warrant issued to investors in the December 20, 1999
           Private Placement                                               (10)
10.16(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December
           20, 1999 Private Placement                                      (10)
10.16(d)   Form of Warrant issued to Schneider Securities and Budd
           Zuckerman as placement agents in the December 20, 1999 Private
           Placement                                                       (10)
10.16(e)   Form of Warrant issued to Shoreline Pacific, et al., as a
           placement agent in the December 20, 1999 Private Placement      (10)
10.17(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 30, 1999 Private Placement        (12)
10.17(b)   Form of Warrant issued to investors in the December 30, 1999
           Private Placement                                               (12)
10.17(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December
           30, 1999 Private Placement                                      (12)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------
10.17(d)   Form of Advisory Fee Warrant issued to Wand Partners Inc.
           pursuant to the December 30, 1999 Private Placement             (12)
10.18      Employment Agreement between the Company and Cary L. Deacon       *
21         Subsidiaries of Registrant                                        *
23         Consent of Independent Public Accountants                       (13)
24         Powers of Attorney                                 See Signature Page

---------
*    Previously filed.
(1) Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed October 5, 1999.
(6) Incorporated by reference to Form S-8 Registration Statement (File No. 333-92807).
(7) Incorporated by reference to Form S-8 Registration Statement (File No. 333-71543).
(8) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91279).
(9) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91433).
(10) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94099).
(11) Incorporated by reference to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-94099).
(12) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94731).
(13) Filed herewith.

     (b) Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2000.

                                        SKYMALL, INC.

                                        By /s/ Robert M. Worsley
                                           -------------------------------------
                                           Robert M. Worsley
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                          DATE
      ---------                         -----                          ----

/s/ Robert M. Worsley           Chairman of the Board,            April 30, 2001
--------------------------      and Chief Executive Officer
Robert M. Worsley               (Principal Executive Officer)


/s/ Cary L. Deacon              President, Chief Operating        April 30, 2001
--------------------------      Officer and Director
Cary L. Deacon


/s/ Christine A. Aguilera       Executive Vice President and      April 30, 2001
--------------------------      Acting CFO (Principal Financial
Christine A. Aguilera           and Accounting Officer)


/s/ Lyle R. Knight*             Director                          April 30, 2001
--------------------------
Lyle R. Knight

      SIGNATURE                         TITLE                          DATE
      ---------                         -----                          ----

/s/ Thomas J. Litle*            Director                          April 30, 2001
--------------------------
Thomas J. Litle


/s/ Randy Petersen*             Director                          April 30, 2001
--------------------------
Randy Petersen


*By: Christine A. Aguilera
     ---------------------------
     Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------

3.1(a)     Articles of Incorporation of Registrant                         (1)
3.1(b)     Certificate of Amendment to Articles of Incorporation           (1)
3.2        Certificate of Designations, Rights, Preferences and
           Limitations of the Series A Junior Convertible Preferred Stock  (10)
3.3        Certificate of Designations, Rights, Preferences and
           Limitations of the Series B Junior Convertible Preferred Stock  (12)
3.4        Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock (See Exhibit 10.11(a), below)      (5)
3.5        Bylaws of Registrant                                            (1)
4.1        Form of Common Stock Certificate                                (1)
4.2        Form of Series A Junior Convertible Preferred Stock
           Certificate                                                     (10)
4.3        Form of Series B Junior Convertible Preferred Stock
           Certificate                                                     (12)
4.4        Form of Right Certificate                                       (5)
10.1       Employment Agreement between the Company and Robert M. Worsley  (1)
10.2       Employment Agreement between the Company and Thomas C. Edwards  (2)
10.4(a)    Form of Airline Customer Services Agreement                     (1)
10.4(b)    Schedule of Omitted Material Terms from Material Airline
           Customer Services Agreement                                     (1)
10.5       Form of Tax Indemnification Agreement                           (1)
10.6       SkyMall, Inc. 1994 Stock Option Plan, as amended                (6)
10.7       Non-Employee Director Stock Option Plan, as amended             (7)
10.8(a)    Lease Agreement between Pasqualetti Properties, Inc. and
           Smitty's Super Valu, Inc. dated June 24, 1960                   (1)
10.8(b) Agreement between Rose Pasqualetti Perkins, Amos Pasqualetti, Anthony Pasqualetti, Ben Pasqualetti and Smitty's Super Valu,
           Inc. dated March 2, 1961                                        (1)
10.8(c)    Addendum to Lease between Amos Pasqualetti, Ben S.
           Pasqualetti, Rose Pasqualetti Jenkins, Estate of Anthony J.
           Pasqualetti and Smitty's Super Valu, Inc. dated May 11, 1966    (1)
10.8(d)    Sublease between Schwan Brothers Properties and Smitty's Super
           Valu, Inc. dated August 1, 1984                                 (1)
10.8(e)    Lease Amending Agreement between Smitty's Super Valu, Inc.,
           Pasquo Investments, and Amos Pasqualetti and Victoria
           McFarland dated October 1, 1984                                 (1)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------

10.8(f)    Addendum to Sublease between Smitty's Super Valu, Inc. and
           Schwan Brothers Properties dated January 1, 1985                (1)
10.8(g)    Assignment of Sublease from Pima Partners to SkyMall, Inc.
           dated July 12, 1990                                             (1)
10.9       Warrant issued to Ryan, Beck & Co., Inc. in connection with
           financial advisory services dated June 30, 1999                 (9)
10.10(a)   Credit and Security Agreement between SkyMall, Inc.,
           skymall.com, inc., Durham & Company and Imperial Bank dated as
           of June 30, 1999                                                (3)
10.10(b)   Promissory Note between SkyMall, Inc., skymall.com, inc.,
           Durham & Company and Imperial Bank dated as of June 30, 1999    (3)
10.11(a)   Rights Agreement between the Company and Continental Stock
           Transfer & Trust Company, as Rights Agent, dated as of
           September 15, 1999 (including as Exhibit A the form of
           Certificate of Designation of Rights, Preferences and Terms of
           the Series R Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
           Agreement)                                                      (4)
10.11(b)   Form of Letter to SkyMall, Inc. shareholders, dated October
           15, 1999                                                        (4)
10.12(a)   Stock Acquisition Agreement, dated as of August 26, 1999, by and among SkyMall, Inc., Disc Publishing, Inc., Lorne
           Grierson, Warren Osborn, Flamingo Partnership, Kyle Love, Bart
           Howell and David E. Hardy                                       (4)
10.12(b)   Amendment to Stock Acquisition Agreement, dated as of
           September 20, 1999, by and among SkyMall, Inc., Disc
           Publishing, Inc., Lorne Grierson, Warren Osborn, Flamingo
           Partnership, Kyle Love, Bart Howell and David E. Hardy          (4)
10.13      Form of Warrant issued to the Mark P. Durham and Mary R.
           Durham Trusts                                                   (9)
10.14(a)   Stock and Warrant Purchase Agreement between SkyMall, Inc. and
           the investors in the November 1999 Private Placement            (4)
10.14(b)   Form of Warrant issued to investors in the November 1999
           Private Placement                                               (8)
10.14(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the November
           1999 Private Placement                                          (8)
10.14(d)   Form of Warrant issued to Shoreline Pacific as a placement
           agent in the November 1999 Private Placement                    (8)
10.15      Form of Warrant issued to Genesis Select for advisory services  (10)
10.16(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 20, 1999 Private Placement        (10)
10.16(b)   Form of Warrant issued to investors in the December 20, 1999
           Private Placement                                               (10)
10.16(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December
           20, 1999 Private Placement                                      (10)

Exhibit                                                                Method of
Number                        Description                                Filing
------                        -----------                                ------

10.16(d)   Form of Warrant issued to Schneider Securities and Budd
           Zuckerman as placement agents in the December 20, 1999 Private
           Placement                                                       (10)
10.16(e)   Form of Warrant issued to Shoreline Pacific, et al., as a
           placement agent in the December 20, 1999 Private Placement      (10)
10.17(a)   Stock and Warrant Purchase Agreement between the Company and
           the investors in the December 30, 1999 Private Placement        (12)
10.17(b)   Form of Warrant issued to investors in the December 30, 1999
           Private Placement                                               (12)
10.17(c) Form of Warrant issued to Ryan, Beck & Co., Inc., Michael J. Kollender and Randy Rock as placement agents in the December 30,
           1999 Private Placement                                          (12)
10.17(d)   Form of Advisory Fee Warrant issued to Wand Partners Inc.
           pursuant to the December 30, 1999 Private Placement             (12)
10.18      Employment Agreement between the Company and Cary L. Deacon       *
21         Subsidiaries of Registrant                                        *
23         Consent of Independent Public Accountants                       (13)
24         Powers of Attorney                                 See Signature Page

---------
*    Previously filed.
(1) Incorporated by reference to Form S-1 Registration Statement (File No. 333-14539).
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed October 5, 1999.
(6) Incorporated by reference to Form S-8 Registration Statement (File No. 333-92807).
(7) Incorporated by reference to Form S-8 Registration Statement (File No. 333-71543).
(8) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91279).
(9) Incorporated by reference to Form S-3 Registration Statement (File No. 333-91433).
(10) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94099).
(11) Incorporated by reference to Amendment No. 1 to Form S-3 Registration Statement (File No. 333-94099).
(12) Incorporated by reference to Form S-3 Registration Statement (File No. 333-94731).
(13) Filed herewith.