Form 10-Q
period 2001-03-31
SKYMALL INC
filed 2001-05-15
CIK 862841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, there were 15,818,711 shares of the Common Stock, $.001 par value, of the Company outstanding and no shares of preferred stock outstanding.

================================================================================

                                  SkyMall, Inc.

                                      Index


                                                                           Page
                                                                           ----
Part I: Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - March 31, 2001 and
        December 31, 2000...................................................  3

        Condensed Consolidated Statements of Operations - Three
        months ended March 31, 2001 and 2000................................  4

        Condensed Consolidated Statements of Cash Flows - Three Months
        ended March 31, 2001 and 2000.......................................  5

        Notes to Condensed Consolidated Financial Statements................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 20

Part II: Other Information

Item 1. Legal Proceedings................................................... 21
Item 2. Changes in Securities and Use of Proceeds........................... 21
Item 3. Defaults Upon Senior Securities..................................... 21
Item 4. Submission of Matters to a Vote of Security Holders................. 22
Item 5. Other Information................................................... 22
Item 6. Exhibits and Reports on Form 8-K.................................... 22

Signatures.................................................................. 23

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                                  SkyMall, Inc.

                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                    March 31,       December 31,
                                                                      2001              2000
                                                                    --------          --------
                                     ASSETS                        (Unaudited)
Current Assets:
  Cash and cash equivalents                                         $  5,108          $  9,938
  Accounts receivable, net                                             6,253             7,097
  Inventory                                                               13               837
  Prepaid media costs and other                                        2,403             1,289
                                                                    --------          --------
        Total current assets                                        $ 13,777          $ 19,161

Property and equipment, net                                           10,640            11,414
Goodwill, net                                                             --             2,612
Other assets, net                                                      4,057               685
                                                                    --------          --------

        Total assets                                                $ 28,474          $ 33,872
                                                                    ========          ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $ 13,210          $ 15,104
  Accrued liabilities                                                  2,024             2,291
  Unearned revenue                                                       488               536
  Current portion of notes payable and capital leases                    183               190
  Current portion of restructuring reserve                               743               425
                                                                    --------          --------
        Total current liabilities                                   $ 16,648          $ 18,546


Notes payable and capital leases, net of current portion               7,400             8,400
Restructuring reserve                                                     10                10
                                                                    --------          --------

        Total liabilities                                             24,058            26,956
                                                                    --------          --------

Commitments and contingencies

Shareholders' Equity:
  Common stock                                                            16                16
  Additional paid-in capital                                          41,221            41,221
  Accumulated deficit                                                (36,821)          (34,321)
                                                                    --------          --------

        Total shareholders' equity                                     4,416             6,916
                                                                    --------          --------

        Total liabilities and shareholders' equity                  $ 28,474          $ 33,872
                                                                    ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

                 Condensed Consolidated Statements of Operations
            (Amounts in thousands, except shares and per share data)
                                   (Unaudited)

                                                       Three months ended
                                                             March 31,
                                                -------------------------------
                                                    2001               2000
                                                ------------       ------------
REVENUES:
  Merchandise sales, net                        $     13,539       $     15,645
  Placement fees and other                             4,631              4,362
                                                ------------       ------------
        Total revenues                                18,170             20,007

COST OF GOODS SOLD                                    10,973             12,761
                                                ------------       ------------

        Gross margin                                   7,197              7,246
                                                ------------       ------------
OPERATING EXPENSES:
  Media expenses                                       2,513              3,026
  Selling expenses                                     1,152              1,086
  Customer service and fulfillment expenses            1,309              1,743
  General and administrative expenses                  4,112              8,638
  Non-recurring business expense                         518                 --
                                                ------------       ------------
        Total operating expenses                       9,604             14,493
                                                ------------       ------------

LOSS FROM OPERATIONS                                  (2,407)            (7,247)
  Interest expense                                      (113)              (150)
  Interest and other income                               19                (61)
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                              (2,501)            (7,458)
  Income tax benefit                                      --                 --
                                                ------------       ------------

NET LOSS                                        $     (2,501)      $     (7,458)
                                                ============       ============

BASIC NET LOSS PER COMMON SHARE                 $      (0.16)      $      (0.57)
                                                ============       ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         15,818,711         12,983,824
                                                ============       ============

DILUTED NET LOSS PER COMMON SHARE               $      (0.16)      $      (0.57)
                                                ============       ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       15,818,711         12,983,824
                                                ============       ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

                 Condensed Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                                --------------------------
                                                                  2001              2000
                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        (2,501)         $ (7,458)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                  1,047               944
    Provision for doubtful accounts                                   62                --
    Changes in operating assets and liabilities                   (2,210)           (6,955)
                                                                --------          --------

         Net cash used in operating activities                    (3,602)          (13,469)
                                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (221)             (603)
                                                                --------          --------

         Net cash used in investing activities                      (221)             (603)
                                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                 --               119
  Proceeds from long-term debt                                        --             4,400
  Payments on long-term debt                                      (1,000)
  Payments on notes payable and capital leases, net                   (7)               (6)
                                                                --------          --------

         Net cash used in financing activities                    (1,007)            4,513
                                                                --------          --------

DECREASE IN CASH AND CASH EQUIVALENTS                             (4,830)           (9,559)

CASH AND CASH EQUIVALENTS,
  beginning of period                                              9,938            16,060
                                                                --------          --------
CASH AND CASH EQUIVALENTS
  end of period                                                 $  5,108          $  6,501
                                                                ========          ========

Supplemental disclosure of noncash activity

  Cost transfer of Durham goodwill and assets to investment
    in Awards.com and note receivable                           $  2,643          $     --
                                                                ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                  SkyMall, Inc.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

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

     CONSOLIDATION

     The condensed consolidated financial statements include the accounts of SkyMall, Inc. and its wholly-owned subsidiaries, skymall.com, inc., Durham & Company, (see Note 6), Disc Publishing, Inc., SkyMall Ventures, Inc. and SkyMall Media Ventures, Inc., and include all adjustments and reclassifications necessary to eliminate the effect of significant inter-company accounts and transactions.

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

Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000. The condensed consolidated results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - RESTRUCTURING CHARGE

     In April 2000, the Company began execution of a plan to reduce costs and improve profitability, which resulted in the Company recording a one-time restructuring expense totaling $2.6 million in the second fiscal quarter ended June 30, 2000, of which $228,000 related to non-cash transactions relating to the write-off of assets.

     Approximately $2.1 million of the total restructuring charge has been paid through March 31, 2001. The remaining charge has been classified in current and non-current liabilities on the Consolidated Balance Sheet and will be funded through cash provided by operating activities.

     Of the total restructuring charge taken in June 2000, $1.0 million related to plans to discontinue various catalog programs that had not been profitable to the Company, including the international catalog program, as well as other specialty catalog programs. This part of the plan has been executed and completed. The ability to order products with international shipping destinations will continue to be available through the existing business infrastructure. Under the restructuring plan, the Company eliminated approximately 53 employees and 15 outside contractors in April 2000, resulting in a charge of $687,000. This cost included special termination benefits related to the reduction in force. The Company has also consolidated operations previously located in New York and Utah to Phoenix resulting in closure and other payroll costs of $839,000, which have been included in restructuring charges. The elimination of these locations has not resulted in a discontinuation of product lines, but has, instead, consolidated management and day-to-day operational control.

     In addition to the $2.6 million restructuring charge taken in June 2000, the Company took an additional charge in February 2001 of $518,000 related to the reorganization of its loyalty business and terminated an employment contract with a term ending January 5, 2002.

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

                                                       Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      2001             2000
                                                  -----------       -----------
   Basic net (loss) income  per common share:

     Net (loss) income                            $    (2,501)      $    (7,458)
                                                  ===========       ===========

     Weighted average common shares                15,818,711        12,983,824
                                                  ===========       ===========

     Basic per share amount                       $     (0.16)      $     (0.57)
                                                  ===========       ===========

                                                       Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      2001             2000
                                                  -----------       -----------
   Diluted net (loss) income per common share:

     Net (loss) income                            $    (2,501)      $    (7,458)
                                                  ===========       ===========

     Weighted average common shares                15,818,711        12,983,824

     Options and warrants assumed exercised                --                --
                                                  ===========       ===========

     Total common shares plus assumed exercises    15,818,711        12,983,824

     Diluted per share amount                     $     (0.16)      $     (0.57)
                                                  ===========       ===========

     As a result of anti-dilutive effects, approximately 53,401 and 266,520 employee options and other common stock equivalents were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2001 and 2000, respectively.

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

     The business-to-consumer segment provides retail merchandise service through the Company's in-flight catalogs placed in domestic airlines and through the Company's Web site. The business-to-business segment provides merchandise redemption offerings for a number of point-based loyalty programs, retail merchandise services, corporate recognition merchandise and advertising media to other businesses through loyalty programs, workplace catalogs, the Company's Web sites and through the end of first quarter 2001, when we sold the assets of our Durham business, provided logo and corporate recognition products.

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

     Revenues and gross margin for the Company's reportable segments for the three months ended March 31, 2001 are shown in the following tables (amounts in thousands):

Three Months Ended       Business-to-     Business-to-
    March 31,             Consumer         Busies        Corporate      Total
    ---------             --------         ------        ---------      -----
2001
Revenues                  $ 14,581         $3,589        $    --        $18,170
Gross margin              $  6,664         $  533        $    --        $ 7,197
Operating expenses        $     --         $   --        $ 9,604        $ 9,604
Loss from operations                                                    $(2,407)

2000
Revenues                  $ 16,949         $3,058        $    --        $20,007
Gross margin              $  6,357         $  889        $    --        $ 7,246
Operating expenses        $     --         $   --        $14,493        $14,493
Loss from operations                                                    $(7,247)

     Identifiable assets available to support the Company's business-to-business segment approximate $20,700 and $4.3 million at March 31, 2001 and 2000, respectively. The remaining assets which are combined to support the Company's two reportable business segments, approximate $28.5 million and $29.3 million at March 31, 2001 and 2000, respectively.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133 - Accounting for
Derivative  Instruments  and  Hedging  Activities.  This  statement  establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS No. 133 to the Company's quarter ending January 1, 2001. The Company has adopted a SFAS 133 and is immaterial to the Company's Consolidated financial statements.

NOTE 6 - SALE OF DURHAM & Co.

     On March 28, 2001, the Company and its wholly-owned subsidiary, Durham & Company, ("Durham") executed an Asset Purchase Agreement (the "Agreement") with Awards.com, Inc. ("Awards.com"). Pursuant to the Agreement, Awards.com acquired substantially all of the business operations of Durham, which is engaged in the business of providing logo merchandise and corporate identity products to various major corporations. Awards.com acquired substantially all of the assets of Durham and assumed various liabilities associated with Durham's operations.

     In exchange for Durham's assets, the Company obtained a note receivable in the face amount of $1,000,000 which bears interest at 10% per annum. Interest is due monthly and the principal balance is due on March 28, 2004. The Company also received an equity interest in Awards.com. The total consideration received by the Company was approximately equal to the net carrying balances of the Durham assets and liabilities as previously recorded in the Company's consolidated financial statements. The investment in Awards.com is accounted for by the cost method of accounting. The Note receivable of $1.0 million and investment in Awards.com of $1.6 million is included in Other Assets in the accompanying condensed consolidated financial statements.

     Assuming the Company had entered into the Agreement as of January 1, 2000, the impact on the Company's Consolidated Statement of Operations for the year ended December 31, 2000 would have been the following. Revenues would have decreased by approximately $4.5 million. Cost of goods sold would have decreased by approximately $3.1 million, which would have improved SkyMall's consolidated gross margin percentage to 42.1% from 41.5%. Operating costs would have been reduced by approximately $1.4 million.

     Assuming the Company had entered into the Agreement as of December 31, 2000, the impact on the Company's Consolidated Balance Sheet as of December 31, 2 000 the total assets, liabilities and shareholder's equity and the classification of assets and liabilities as current or long-term would not have been materially impacted. These assets are approximately equal to the carrying value of the Durham net assets and liabilities exchanged in the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

     REVENUES

                                                      (In thousands)
                                          --------------------------------------
                                           2001           % Change        2000
                                           ----           --------        ----

         Merchandise sales, net           $13,539          (13.5)%       $15,645
         Placement fees and other         $ 4,631            6.2%        $ 4,362
         Total revenues                   $18,170           (9.2)%       $20,007

     Net merchandise sales are composed of the selling price of merchandise and services sold by the Company, net of returns. A decline in net merchandise sales in the three months ended March 31, 2001 reflects a decrease in business-to-consumer sales of $2.7 million, while business-to-business sales increased by $620,000. Placement fees and other are composed of fees paid by participating merchants to include their products or advertisements in the Company's print and electronic media, outbound shipping charges to customers and other revenues. Placement fees and other increased by $269,000 or 6% for the three months ended March 31, 2001.

     GROSS MARGIN

                                                      (In thousands)
                                          --------------------------------------
                                           2001           % Change        2000
                                           ----           --------        ----

         Gross margin                     $7,197            (.7%)        $7,246
         Gross margin percentage            39.6%                          36.2%

     Gross margin consists of revenues less the cost of goods sold, which consists of the cost of merchandise sold to customers as well as outbound and inbound shipping costs. Gross margin remained level in absolute dollars, while the gross margin percentage increased in the three months ended March 31, 2001, reflecting an improvement in the mix of variable commission and fixed placement fee merchant agreements and the elimination of free shipping and handling and other promotions that adversley impacted gross margins during the first quarter of 2000.

     OPERATING EXPENSES

                                                      (In thousands)
                                          --------------------------------------
                                           2001           % Change        2000
                                           ----           --------        ----

         Media expenses                   $2,513          (17.0)%        $3,026
         Selling expenses                 $1,152            6.1%         $1,086
         Customer service and
          fulfillment expenses            $1,309          (24.9)%        $1,743
         General and administrative
          expenses                        $4,112          (52.4)%        $8,638
         Non-recurring business expense   $  518            0%           $    0

     Media expenses consist of the cost to produce and distribute our in-flight print catalogs and loyalty print pieces. The media expenses decrease in the three months ended March 31, 2001 was $513,000, of which $189,000 was due to a decrease in paper and processing costs, a $85,000 decrease was related to the elimination of CD and DVD programs and a $239,000 decrease related to expenses on discounted catalog programs.

     Selling expenses consist primarily of commissions paid to marketing partners and are variable in nature. The increase in selling expenses for the three months ended March 31, 2001 reflects the increase in commission rates.

     Customer service and fulfillment expenses consist of costs to maintain a full-service customer contact and order fulfillment center that generally vary in correlation to net merchandise sales. Customer service and fulfillment decreased in absolute dollars and also decreased as a percent of net merchandise sales for the three months ended March 31, 2001. This was due mainly to cost efficiencies and a reduction in call center overhead.

     General and administrative expenses consist primarily of department expenses, except customer service and fulfillment expenses, including payroll and related costs, professional fees, marketing, information technology and general corporate expenses. The decreases in general and administrative expenses of $4.5 million for the three months ended March 31, 2001 are the result of changes in the following areas: $1.7 million decrease in salaries and wages; $1.6 million decrease in consulting expenses; $857,000 decrease in other general and administrative expenses including travel and legal expenses; $441,000 decrease in marketing and advertising expense; and $103,000 increase in depreciation primarily due to investments in information technology made in 2000 that are now being depreciated.

In addition to the $2.6 million restructuring charge taken in June 2000, the Company took and additional charge in February 2001 of $518,000 related to the reorganization of its loyalty business and terminated an employment contract with a term ending January 5, 2002.

     INTEREST EXPENSE

                                                      (In thousands)
                                          --------------------------------------
                                           2001           % Change        2000
                                           ----           --------        ----

         Interest expense                  $113            (24.7)%        $150

     Interest expense consists primarily of interest paid on the Company's line of credit. The interest expense decrease of $37,000 is a result of the repayment of $1 million on the Company's revolving line of credit in January 2001.

     INTEREST AND OTHER INCOME (EXPENSE)

                                                      (In thousands)
                                          --------------------------------------
                                           2001           % Change        2000
                                           ----           --------        ----
         Interest and other income
         (expense)                         $ 19            131.1%         $(61)

     Interest and other income (expense) consist primarily of interest income on cash and marketable securities and bank fees. Interest income increased in the three months ended March 31, 2001 due to higher average account balances.

     INCOME TAXES

                                                      (In thousands)
                                          --------------------------------------
                                           2001           % Change        2000
                                           ----           --------        ----
         Provision (benefit) for
           Income taxes                    $ 0               0%           $ 0

     No income tax benefit was recorded in 2000 and 2001. At March 31, 2001, the Company had net operating losses available for federal and state income tax purposes of approximately $41 million. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under provisions of the Internal Revenue Code due to changes in shareholder ownership. A valuation allowance has been provided since the Company believes the realizability of the deferred tax asset does not meet the more likely than not criteria under SFAS No. 109. The Company's accumulated net operating losses begin to expire in 2019.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company's cash balance was $5.1 million compared to $9.9 million at December 31, 2000.

     Cash used in operating activities of $3.6 million and $13.5 million for the three months ended March 31, 2001 and 2000, respectively, was primarily attributable to the net loss and a decrease in accounts payable, accrued expenses and unearned revenue partially offset by a decrease in accounts receivable.

     Cash used in investing activities of $221,000 and $603,000 for the three months ended March 31, 2001 and 2000, respectively, was due to investments in information technology.

     Cash used by financing activities of $1.0 million for the three months March 31, 2001 resulted primarily from long-term debt repayments. Cash provided by financing activities of $4.5 million for the three months ended March 31, 2000, resulted primarily from long-term debt borrowings of $4.4 million and the issuance of $119,000 of common stock from the exercise of stock options.

WORKING CAPITAL AND NEGATIVE PROFITABILITY TRENDS

     At March 31, 2001, the Company had negative net working capital of $2.9 million and cash and cash equivalents of $5.1 million. The Company has a $10 million revolving line of credit at a bank, that reduces to $8 million in March of 2002 and expires in June of 2002. At March 31, 2001 a total of $7.4 million was drawn on the line of credit, with $2.6 million available for borrowing by the Company.

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

     WE REPORTED SIGNIFICANT LOSSES IN FISCAL 1999 AND 2000. We incurred a net loss of $24.1 million for the fiscal year ended December 31, 1999 and a net loss of $16.0 million for the fiscal year ended December 31, 2000. The Company had working capital of approximately $615,000 at December 31, 2000 and negative working capital of $2.9 million at March 31, 2001. Cash used in operating activities was $14.2 million and $13.3 in 2000 and 1999, respectively.

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

     OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH MAY ADVERSELY AFFECT HOLDERS OF OUR COMMON STOCK. Our common stock is listed on the Nasdaq National Market. In order to continue to be listed on the Nasdaq National Market, we must meet specific quantitative standards, including a minimum net tangible asset requirement of $4.0 million (the "Net Tangible Asset Requirement"). At March 31, 2001, we exceeded the Net Tangible Asset Requirement by approximately $416,000. Any further losses incurred by the Company would further erode our net tangible assets and possibly cause the Company to fall out of compliance with the Net Tangible Asset Requirement. If the latter event occurs, we would likely receive a de-listing notice from Nasdaq advising us that we no longer meet the Net Tangible Asset Requirement. Although we would have an opportunity to appeal any decision by the Nasdaq National Market to delist our common stock, there can be no assurance that this appeal would be successful. If our common stock were delisted from the Nasdaq National Market, we would seek to have the common stock listed on the Nasdaq SmallCap Market or another exchange, such as AMEX or one of the regional exchanges. However, many of these exchanges and markets also have minimum quantitative standards that we may be unable to meet. If our common stock is delisted from the Nasdaq National Market and we are unable to have our shares included on another exchange or in the over-the-counter market, shareholders may find it more difficult to dispose of the shares. In addition, the market price of the shares could decline, news coverage about us may be unfavorable, and we could find it more difficult to obtain financing in the future.

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

     OUR BUSINESS MAY NOT GROW IN THE FUTURE. Since our inception, we have rapidly expanded our operations, growing from total revenues of $200,000 in 1990 to total revenues of $82.1 million in 2000. Our continued future growth will depend to a significant degree on our ability to increase revenues from our existing businesses, maintain existing channel partner relationships and develop new channel partner relationships, expand our product and content offering to consumers, while maintaining adequate gross margins, and implement other programs that increase the circulation of the SkyMall print catalogs and generate traffic for our e-commerce programs. Our ability to implement our growth strategy will also depend on a number of other factors, many of which are or may be beyond our control, including:

     * our ability to select products that appeal to our customer base and effectively market them to our target audience,
     * sustained or increased levels of airline travel, particularly in domestic airline markets,
     *    increasing adoption by consumers of the Internet for shopping,
     * the continued perception by participating merchants that we offer an effective marketing channel for their products and services, and

     * our ability to attract, train and retain qualified employees and management.

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

     OUR INFORMATION AND TELECOMMUNICATIONS SYSTEMS MAY FAIL OR BE INADEQUATE. We process a large volume of relatively small orders. Consequently, our success depends to a significant degree on the effective operation of our information and telecommunications systems. These systems could fail for unanticipated reasons or they may be inadequate to process any increase in our sales volume that may occur. In addition, we must ensure the secure transmission of confidential customer information over public telecommunications networks. Our business depends on the efficient and uninterrupted operation of our servers and communications hardware systems and infrastructure. Any sustained or repeated systems interruptions that cause our Web sites to become unavailable for use would result in our inability to service our customers. Any extended failure of our information and telecommunications systems or a breach in our security systems could have a material adverse effect on our business, financial condition and results of operations

     WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION. Due to the increasing popularity and use of the Internet, governmental or other regulatory bodies in the United States and abroad may adopt additional laws and regulations with respect to the Internet that cover issues such as content, privacy, pricing, encryption standards, consumer protection, cross-border commerce, electronic commerce, taxation, copyright infringement, and other intellectual property issues. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation, and personal privacy is uncertain. Any new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. We currently are not subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses and specifically, mail order businesses. We cannot predict the impact, if any, that any future regulatory changes or development may have on our business, financial condition, and results of operations. Changes in the regulatory environment relating to the Internet could have a material adverse effect on our business, financial condition, and results of operations.

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

     THE WORSLEYS, WAND PARTNERS INC. AND/OR RS INVESTMENT MANAGEMENT L.P. CAN CONTROL MANY IMPORTANT COMPANY DECISIONS. As of April 30, 2001, Mr. Worsley and his wife (the "Worsleys") owned 4,830,280 shares, or approximately 30.5% of our outstanding common stock, Wand Partners Inc. owned 1,292,857 shares, or approximately 8.2% of our outstanding common stock and RS Investment Management, L.P. and various affiliates beneficially own, a total of 2,079,900 shares of Common Stock of the Company, or 13.1%. As a result, the Worsleys, Wand Partners and RS Investment Management L.P. have the ability to significantly influence the affairs of the Company and matters requiring a shareholder vote, including the election of the Company's directors, the amendment of the Company's charter documents, the merger or dissolution of the Company, and the sale of all or substantially all of the Company's assets. The voting power of the Worsleys, Wand Partners and RS Investment Management L.P. may also discourage or prevent any proposed takeover of the Company pursuant to a tender offer.

     THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE. The market price of our common stock has been highly volatile. Occurrences that could cause the trading price of our common stock to fluctuate dramatically in the future include:

     *    new merchant agreements
     *    the acquisition or loss of one or more airline or other key partner
     *    fluctuations  in  our  operating  results
     * analyst reports, media stories, Internet chat room discussions, news broadcasts and interviews
     * market conditions for retailers and electronic commerce companies in general o changes in airline fuel, paper or our other significant expenses
     *    changes in the purchase price for products acquired from our merchants
     * changes in the macroeconomic conditions of the United States and global economies.

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

     As of March 31, 2001, there were outstanding warrants and options to acquire up to 4,054,302 shares of common stock at prices ranging from $1.21 to $16.75 per share. If exercised, these securities will dilute the percentage ownership of holders of outstanding common stock of the Company. These securities, unlike the common stock, provide for anti-dilution protection upon the occurrence of stock splits, redemptions, mergers, reclassifications, reorganizations and other similar corporate transactions, and, in some cases, major corporate announcements. If one or more of these events occurs, the number of shares of common stock that may be acquired upon conversion or exercise would increase.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risk exposure is limited to the interest rate risk associated with out credit instruments. We incur interest on loans made under a revolving line of credit at a variable interest rate. We had outstanding borrowings on the line of credit of $7.4 million at March 31, 2001.

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

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) REPORTS ON FORM 8-K.

      During the quarter ended March 31, 2001, the Company filed the following report on From 8-K:

     * Form 8-K filed on January 31, 2001 to announce its unaudited financial results for the Fourth Quarter ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SkyMall, Inc.


Date: May 15, 2001                  By: /s/ Robert M. Worsley
                                       -------------------------------
                                       Robert M. Worsley
                                       Chairman of the Board
                                       (Chief Executive Officer)



Date: May 15, 2001                  By: /s/ Christine A. Aguilera
                                       -------------------------------
                                       Christine A. Aguilera
                                       Chief Financial Officer
                                       (Principal Accounting Officer)